Form 10-Q
period 1994-01-31
LITTON INDUSTRIES INC
filed 1994-03-16
CIK 59880

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1994

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-3998



                            LITTON INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)



            Delaware                                            95-1775499
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

360 North Crescent Drive, Beverly Hills, California              90210-4867
(Address of principal executive offices)                         (Zip Code)


      Registrant's telephone number, including area code:  (310) 859-5000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  x   No


On February 28, 1994 there were 45,724,900 shares of Common Stock outstanding.

                   Exhibit Index appears on Page 18

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES


                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 1994




                                                                       Page
                                                                      Number
                                                                     - - - -

PART I.  FINANCIAL INFORMATION


     Item 1.   Financial Statements
     - - - -

                 Consolidated Statements of Operations
                  Six months ended January 31, 1994 and 1993             3

                 Consolidated Statements of Operations
                  Three months ended January 31, 1994 and 1993           5

                 Consolidated Balance Sheets
                  January 31, 1994 and July 31, 1993                     6

                 Consolidated Statements of Cash Flows
                  Six months ended January 31, 1994 and 1993             8

                 Notes to Consolidated Financial Statements             10


     Item 2.   Management's Discussion and Analysis of
     - - - -    Financial Condition and Results of Operations           13



PART II. OTHER INFORMATION


     Item 1.   Legal Proceedings                                        16
     - - - -

     Item 4.   Submission of Matters to a Vote of Security Holders      17
     - - - -

     Item 6.   Exhibits and Reports on Form 8-K                         18
     - - - -

Signature                                                               23

                       PART I.      FINANCIAL INFORMATION

Item 1. Financial Statements
- - - - - - - - - - - - - - - -

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)


                                                            Six Months Ended
                                                               January 31,
                                                      - - - - - - - - - - - - - -
                                                            1994             1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Sales and Service Revenues                            $1,644,977       $1,627,422
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Costs and Expenses
  Cost of sales                                        1,322,332        1,298,645
  Selling, general and administrative                    172,321          172,371
  Depreciation and amortization                           49,277           54,158
  Interest - net                                          18,137           31,835
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total                                                1,562,067        1,557,009
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Earnings from Continuing Operations before Taxes
 on Income and Cumulative Effect of a Change in
 Accounting Principle                                     82,910           70,413
Taxes on Income                                          (33,579)         (27,779)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Earnings from Continuing Operations
 before Cumulative Effect of a Change
 in Accounting Principle                                  49,331           42,634
Discontinued Operations:
  Results of Western Atlas Inc. to be Distributed
   to Litton Shareholders                               (165,614)          44,560
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Earnings (Loss) before Cumulative Effect of a Change
 in Accounting Principle                                (116,283)          87,194
Cumulative Effect of a Change in Accounting Principle
  Continuing Operations                                        -         (106,727)
  Discontinued Operations:
    Results of Western Atlas Inc. to be Distributed
     to Litton Shareholders                                    -          (10,390)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Loss                                              $ (116,283)      $  (29,923)
=================================================================================





See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (continued)



                                                          Six Months Ended
                                                             January 31,
                                                        - - - - - - - - - -
                                                        1994           1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Primary Earnings (Loss) per Share
  Earnings before Cumulative Effect of a
   Change in Accounting Principle
    Continuing Operations                             $ 1.07         $ 1.04
    Discontinued Operations:
      Results of Western Atlas Inc. to be
       Distributed to Litton Shareholders              (3.63)          1.10
  Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                                  -          (2.64)
    Discontinued Operations:
      Results of Western Atlas Inc. to be
       Distributed to Litton Shareholders                  -          (0.25)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Loss Per Share                                    $(2.56)        $(0.75)
===========================================================================

Fully Diluted Earnings (Loss) per Share
  Earnings before Cumulative Effect of a
   Change in Accounting Principle
    Continuing Operations                             $ 1.07         $ 1.04
    Discontinued Operations:
      Results of Western Atlas Inc. to be
       Distributed to Litton Shareholders              (3.63)          1.10
  Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                                  -          (2.64)
    Discontinued Operations:
      Results of Western Atlas Inc. to be
       Distributed to Litton Shareholders                  -          (0.25)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Loss Per Share                                    $(2.56)        $(0.75)
===========================================================================





See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)



                                                        Three Months Ended
                                                            January 31,
                                                      - - - - - - - - - - -
                                                         1994          1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Sales and Service Revenues                          $ 803,928      $753,858
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Costs and Expenses
  Cost of sales                                       645,442       596,327
  Selling, general and administrative                  86,511        84,744
  Depreciation and amortization                        24,217        26,748
  Interest - net                                        8,493        15,622
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total                                               764,663       723,441
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Earnings from Continuing Operations before Taxes
 on Income                                             39,265        30,417
Taxes on Income                                       (15,861)      (12,002)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Earnings from Continuing Operations                    23,404        18,415
Discontinued Operations:
  Results of Western Atlas Inc. to be Distributed
   to Litton Shareholders                            (174,704)       26,019
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Earnings (Loss)                                 $(151,300)     $ 44,434
===========================================================================

Primary Earnings (Loss) per Share
  Earnings from Continuing Operations                  $ 0.51        $ 0.44
  Discontinued Operations:
    Results of Western Atlas Inc. to be
     Distributed to Litton Shareholders                 (3.83)         0.63
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Earnings (Loss) Per Share                          $(3.32)       $ 1.07
===========================================================================

Fully Diluted Earnings (Loss) per Share
  Earnings from Continuing Operations                  $ 0.51        $ 0.45
  Discontinued Operations:
    Results of Western Atlas Inc. to be
     Distributed to Litton Shareholders                 (3.83)         0.55
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Earnings (Loss) Per Share                          $(3.32)       $ 1.00
===========================================================================





See accompanying notes to consolidated financial statements.

                    LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                 (thousands of dollars)

                                                      January 31,        July 31,
                                                          1994             1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
ASSETS
Current Assets
  Cash and marketable securities                       $  257,430      $  353,737
  Accounts receivable                                     353,650         470,970
  Inventories less progress billings                      489,694         509,078
  Prepaid taxes on income and other expenses              332,767         326,756
  Receivable from Western Atlas Inc.                      567,710               -
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Total Current Assets                                    2,001,251       1,660,541
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Property, Plant and Equipment - at cost                 1,502,251       1,557,386
  Less accumulated depreciation                          (897,415)       (919,348)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Property, Plant and Equipment                         604,836         638,038
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Goodwill and Other Intangibles, Net                       136,094         137,193
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Long-term Investments and Other Assets (Includes
 $100 million due from Western Atlas Inc.
 at July 31, 1993)                                        262,360         313,298
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net Assets of Western Atlas Inc. to be
 Distributed to Litton Shareholders                       946,089       1,085,353
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Total Assets                                           $3,950,630      $3,834,423
=================================================================================





See accompanying notes to consolidated financial statements.

                   LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                              CONSOLIDATED BALANCE SHEETS
                                 (thousands of dollars)
                                      (continued)

                                                      January 31,        July 31,
                                                          1994             1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable                                     $  540,966      $  546,349
  Payrolls and related expenses                           232,248         263,801
  Taxes on income                                         116,205         152,029
  Notes payable and current portion of
   long-term obligations                                  304,901          65,721
  Customer deposits and contract liabilities              266,358         197,335
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Total Current Liabilities                               1,460,678       1,225,235
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Long-term Obligations                                      99,442         106,474
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Postretirement Benefit Obligations other
 than Pensions                                            187,182         183,032
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Deferred Taxes on Income and Other Deferred Items         214,709         220,159
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Subordinated Debt                                         435,805         435,805
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Shareholders' Investment
  Capital stock
    Voting preferred stock - Series B                       2,053           2,053
    Common stock                                           45,718          45,520
  Additional paid-in capital                              714,506         706,191
  Retained earnings                                       816,035         934,605
  Cumulative currency translation adjustment              (25,498)        (24,651)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Total Shareholders' Investment                          1,552,814       1,663,718
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Total Liabilities and Shareholders' Investment         $3,950,630      $3,834,423
=================================================================================





See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                            Six Months Ended
                                                               January 31,
                                                            - - - - - - - - -
                                                             1994        1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Cash and cash equivalents at beginning of period        $ 237,440   $ 169,972
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Cash Was Provided by (Used for)
Operating Activities
Continuing Operations
  Net earnings (loss)                                      49,331     (64,093)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities
    Depreciation and amortization                          49,277      54,158
    Deferred income tax credits                           (19,665)    (73,265)
    Cumulative effect of a change in
     accounting principle                                       -     106,727
    Decrease in accounts receivable                       117,524      64,953
    Decrease in inventory                                   7,297      48,382
    (Increase) decrease in prepaid taxes on income
     and other expenses                                    (5,937)     11,942
    Decrease in accounts payable                          (64,565)    (43,735)
    Increase (decrease) in payrolls and related
     expenses                                              32,092     (21,252)
    Decrease in taxes on income                           (39,084)    (49,738)
    Increase (decrease) in customer deposits and
     contract liabilities                                  69,023     (16,763)
    Other operating activities                            (18,662)     (1,310)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total from continuing operations                        176,631      16,006
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net operating activities of discontinued operations          (933)    144,955
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Cash provided by operating activities                     175,698     160,961
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -





See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (continued)

                                                            Six Months Ended
                                                               January 31,
                                                            - - - - - - - - -
                                                             1994        1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Investing Activities
Continuing Operations
  Purchase of capital assets                              (31,540)    (37,937)
  Proceeds from sale of property, plant
   and equipment                                           10,113       3,899
  (Increase) decrease in other current
   marketable securities                                   (7,492)     12,393
  Other investing activities                               22,555       6,610
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total from continuing operations                         (6,364)    (15,035)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net investing activities of discontinued operations      (571,988)    (55,374)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Cash used for investing activities                       (578,352)    (70,409)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Financing Activities
Continuing Operations
  Receivable from Western Atlas Inc.                     (467,710)          -
  Short-term obligations, net                             241,406    (102,749)
  Other financing activities                               (1,913)     (5,200)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total from continuing operations                       (228,217)   (107,949)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Net financing activities of discontinued operations       527,072     (72,521)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Cash provided by (used for) financing activities          298,855    (180,470)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Resulting in decrease in cash and
 cash equivalents                                        (103,799)    (89,918)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Cash and cash equivalents at end of period              $ 133,641   $  80,054
=============================================================================


Supplemental disclosure of cash flow information
  Interest paid                                         $  31,551   $  32,824
  Income taxes paid                                     $ 104,204   $ 150,584



See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED JANUARY 31, 1994


1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes (also see Note 5). It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1993. The results of operations for the six months ended January 31, 1994 are not necessarily indicative of operating results for the entire year.


2.   The components of inventory balances are summarized below:

     (thousands of dollars)                    January 31, 1994    July 31, 1993
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
     Raw materials and work in process               $  971,051       $  972,896
     Finished goods                                      52,100           53,392
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                      1,023,151        1,026,288
     Less progress billings                            (533,457)        (517,210)
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
     Net inventories                                 $  489,694       $  509,078
     ===========================================================================



3.   Net interest expense is composed of the following:

                                      Six Months Ended        Three Months Ended
                                         January 31,              January 31,
                                     - - - - - - - - -         - - - - - - - - -
     (thousands of dollars)          1994         1993         1994         1993
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
     Interest expense            $ 28,998      $39,334      $14,321      $19,633
     Interest income              (10,861)      (7,499)      (5,828)      (4,011)
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
     Interest - net              $ 18,137      $31,835      $ 8,493      $15,622
     ===========================================================================

               LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JANUARY 31, 1994
                                 (continued)


4. In the fourth quarter of fiscal year 1993, the Company adopted, effective as of the beginning of the fiscal year, the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected immediate recognition of the transition liability for such benefits and the resultant cumulative effect of a change in accounting principle amounted to $106.7 million, net of tax. Financial information for the six months of fiscal year 1993 has been restated for the cumulative effect of a change in accounting principle.

5. The consolidated financial statements of Litton Industries, Inc. and related notes thereto have been restated to present the businesses to be distributed, the operations of Western Atlas Inc. ("WAI"), as discontinued operations (also see Note 6). Six million dollars of the Company's corporate interest cost have been attributed to WAI and, therefore, reclassified to discontinued operations in the Company's Consolidated Statements of Operations for each of the six months ended
    January 31, 1994 and 1993.

    Results of WAI for the second quarter of fiscal year 1994 included special charges of $222.2 million, pre-tax, or $163 million, net of tax. Approximately $126 million of these charges represents the write-off of intangible assets of the Core Laboratories Division ("Core") of Western Atlas International, Inc. ("WAII"). These charges were recorded to reflect the net realizable value of Core in connection with WAI's decision to sell Core and to provide for obsolescence of lower technology vessels, equipment and tools and the consolidation of facilities. Results for the second quarter of fiscal year 1994 also included transitional costs of implementing new technologies in the oilfield services operations and, to a lesser extent, introductory costs of new products and services in the industrial automation systems operations.

    Also in the second quarter of fiscal year 1994, WAI purchased from Dresser Industries, Inc. ("Dresser") its 29.5% minority interest in WAII for $358 million in cash and four subordinated notes of $50 million each which mature, respectively, in each of the four years commencing in 1998. The notes bear interest at 7 1/2%, payable semiannually. The purchase price included goodwill of $278 million, which will be amortized over a period of forty years. Additionally, WAI purchased the business and substantially all of the assets of Halliburton Company's geophysical services business for an estimated purchase price of $190 million, of which $100 million was paid in cash and the remainder in notes bearing interest at 5.65%, payable semiannually, maturing over periods of three and one-half to four years following the closing date of the transaction. The cash used to effect these transactions was advanced by Litton using existing cash and certain short-term borrowings of approximately $250 million. Such funds will be reimbursed to the Company upon distribution of Western Atlas Inc. Common stock to Litton shareholders, along with an additional $100 million for certain other intercompany indebtedness. The Company will use a portion of these funds to repay any outstanding portion of the short-term borrowings of approximately $250 million. Total receivable from WAI at January 31, 1994 amounted to $567.7 million.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED JANUARY 31, 1994
                                  (continued)



6. On March 4, 1994, subsequent to the date of this report, the Company's Board of Directors declared a dividend in the form of a distribution of 100 percent of the Common stock of Western Atlas Inc. to holders of Litton Common stock, payable on March 17, 1994 (the Distribution date). Shareholders of record as of March 14, 1994 will receive one share of Western Atlas Inc. Common stock for each share of Litton Common stock held. This transaction will be reported by Litton as a tax-free dividend for tax reporting purposes.

                         PART I.  FINANCIAL INFORMATION
                                  (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

On March 4, 1994, subsequent to the date of this report, the Company's
Board of Directors declared a dividend in the form of a distribution of 100 percent of Western Atlas Inc. Common stock to holders of Litton Common stock, payable on March 17, 1994 (see Note 6 of Item 1 of this Form 10-Q). The Western Atlas Common stock is to be distributed on the basis of one share of Western Atlas Common stock for each share of Litton Common stock held on the Record Date of March 14, 1994. In the Company's consolidated financial statements, the operations of WAI have been reported as discontinued operations. Accordingly, the accounts of WAI have been reclassified to one line in the Consolidated Statements of Operations and included in earnings
(loss) of the Company as earnings (loss) from discontinued operations.

Results of Continuing Operations:

Continuing operations are composed of the defense/electronics and marine operations and the interconnect product businesses. The Company reported earnings of $23.4 million and $49.3 million for the second quarter and six months ended January 31, 1994, respectively. The comparable amounts for fiscal year 1993 were $18.4 million and $42.6 million, respectively, exclusive of the cumulative effect of a change in accounting principle. The improvement in the current year periods was primarily attributable to the significant reduction in interest expense pursuant to the conversion of substantially all of the Company's zero coupon convertible subordinated notes into Litton Common stock, following the call of the notes for redemption in the previous year's fourth quarter. Sales and operating profit for the second quarter of the current fiscal year were $803.9 million and $64 million, respectively, compared with $753.9 million and $62.4 million, respectively, for the second quarter of fiscal year 1993. For the six month period, sales and operating profit were comparable with those of the previous fiscal year.

The Marine Engineering and Production segment reported sales and operating profit of $315 million and $29.4 million, respectively, for the second quarter of the current year, compared with $273.7 million and $26.3 million, respectively, for second quarter of fiscal year 1993. For the six months ended January 31, 1994, sales and operating profit were $706.4 million and $66.1 million, respectively, compared with $645.6 million and $61 million, respectively, for the same period of fiscal year 1993. These increases were due mainly to a higher level of activity on certain long-term contracts. Backlog for this segment amounted to $4.1 billion at January 31, 1994. The Advanced Electronics segment reported sales and operating profit of $439.7 million and $31.4 million for the second quarter of fiscal year 1994, compared with $421.4 million and $30.8 million, respectively, for the previous year's second quarter. Sales and operating profit for the six months of the current fiscal year were $835.8 million and $60.2 million, compared with $860.9 million and $63.6 million, respectively, for the six months of fiscal year 1993. Although pressures on defense spending are continuing, this segment experienced a slight improvement in sales and operating profit in the second quarter

                         PART I.  FINANCIAL INFORMATION
                                  (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

compared with prior year's second quarter. Backlog for this segment at January 31, 1994 of $1.8 billion was substantially comparable with that at fiscal year end 1993 of $1.9 billion.

Net interest was significantly lower in the current year periods due primarily to a decrease in interest expense. As discussed above, the June 28, 1993 call for redemption of the zero coupon convertible subordinated notes led to a significant reduction in interest expense in the current year. Additionally, interest income for the second quarter and six months of the current year was higher due mainly to higher average invested cash balances.

In addition to cash and marketable securities of $257 million at January 31, 1994, the Company will be reimbursed, on the Distribution date, by WAI for funds used in payment of the cash portion of $358 million of the purchase price for the acquisition of Dresser's minority interest in WAII and in payment of the cash portion of $100 million of the purchase price for the acquisition of the geophysical services business of Halliburton Company (see Note 5 of Item 1 of this Form 10-Q). The Company will also receive $100 million from WAI for certain other intercompany indebtedness. Total receivable from WAI amounted to $567.7 million at January 31, 1994. The short-term borrowings of approximately $250 million obtained by the Company in connection with the above described transactions will be fully repaid by the Distribution date. These borrowings were obtained under credit commitments which provided for borrowings of up to $700 million and which will terminate on the Distribution date. On February 26, 1994, subsequent to the date of this report, these borrowings were partially repaid and the remainder replaced by a promissory note to a bank totalling approximately $175 million, which the Company will repay on the Distribution date. Effective on the Distribution date, the Company will have replacement credit commitments which will provide for borrowings of up to $400 million for general use.

Discontinued Operations:

In the second quarter ended January 31, 1994, WAI recorded special charges of $222.2 million, pre-tax, or $163 million after tax. Approximately $126 million of these charges represents the write-off of intangible assets of Core.
These charges were recorded to reflect the net realizable value of Core in connection with WAI's decision to sell Core and to provide for obsolescence of lower technology vessels, equipment and tools and the consolidation of facilities. Results for the second quarter also included transitional costs of implementing new technologies in the oilfield services operations and, to a lesser extent, introductory costs of new products and services in the industrial automation systems operations.

                         PART I.  FINANCIAL INFORMATION
                                  (continued)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

Also in the second quarter of fiscal year 1994, WAI purchased from Dresser its 29.5% minority interest in WAII for $358 million in cash and four subordinated notes of $50 million each. WAI also purchased the business and substantially all of the assets of Halliburton Company's geophysical services business for an estimated purchase price of $190 million, of which $100 million was paid in cash and the remainder in notes. As previously discussed, the cash used to effect these transactions was advanced by Litton and will be reimbursed to Litton on the Distribution date along with an additional $100 million for certain other intercompany indebtedness.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- - - - - - - - - - - - - - -

As previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1993, Litton Systems, Inc. ("LSI"), a subsidiary of the Company, is a defendant in a civil suit pending in the United States District Court for the Central District of California brought under the so-called qui tam provisions of the False Claims Act, which permit an individual to bring suit in the name of the Government and share in any recovery received. This action was filed by James Carton, a former employee of such subsidiary, and a nonprofit corporation calling itself "Taxpayers Against Fraud." In March, 1989, the Government intervened in the action, assuming principal responsibility for its prosecution. The Government has alleged violations of the False Claims Act, payment by mistake, unjust enrichment and fraud.

On July 23, 1992, the District Court granted plaintiff's motions for partial summary judgement. In doing so, the Court ruled that Litton Computer
Services ("LCS"), a division of LSI, had violated its Government contracts with respect to its cost accounting system, and its disclosure requirements to the Government pertaining to that system at its Woodland Hills, California, data processing center ("LCS-WH"). The Court also ruled that any claims by LSI directly or indirectly to the Government from August 1, 1981 to July 15, 1988 containing any amounts for LCS-WH costs, for which claims have, in fact, been increased because of the use of the then existing cost accounting system, are "false" under the False Claims Act. In August, 1992, LSI moved the Court to reconsider its July 23, 1992, rulings. On February 11, 1994, the Court denied the motions for reconsideration. LSI has requested the Court to certify these rulings for appeal and is awaiting the Court's action. A trial date has been set for June 7, 1994.

                          PART II.  OTHER INFORMATION
                                  (continued)


Item 4.  Submission of Matters to a Vote of Security Holders
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

The Registrant's 1993 Annual Meeting of Shareholders was held December 8, 1993 in Los Angeles, California.

Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 29, 1993. All of the nominees were elected as follows:

     Nominee                       For                Withheld
     - - - -                       - -               - - - - -
     Paul Bancroft, III         38,492,678             262,592
     Wallace W. Booth           38,491,020             264,250
     Alton J. Brann             38,494,797             260,473
     Joseph T. Casey            38,490,004             265,266
     William C. Edwards         38,481,825             273,445
     Carol B. Hallett           38,468,268             287,002
     Thomas B. Hayward          38,494,038             261,232
     Orion L. Hoch              38,493,027             262,243
     Robert H. Lentz            38,491,420             263,850
     Steven B. Sample           38,492,631             262,639
     C. B. Thornton, Jr.        38,493,085             262,185

On the Distribution date, Paul Bancroft, III, William C. Edwards and Steven B. Sample will resign as members of Litton's Board of Directors and will become members of Western Atlas Inc.'s Board of Directors. Joining Litton's Board on the Distribution date will be John M. Leonis, who will also serve as president and chief executive officer, and Rudolph E. Lang, Jr., who will also serve as senior vice president and chief financial officer.

In addition to electing directors, the shareholders voted to: ratify the appointment of Deloitte & Touche as independent auditors by the following votes:
38,564,043 shares "for", 54,618 shares "against", and 136,609 shares "abstain"; approve the adoption of an amendment to the Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan by the following votes: 33,377,101 shares
"for", 5,111,357 shares "against", and 266,812 shares "abstain"; and approve the terms of certain proposed adjustments to outstanding stock options held by employees and directors of the Company in connection with the distribution of the stock of Western Atlas Inc. to the shareholders of Litton by the following votes: 36,656,298 shares "for", 1,827,676 shares "against", and 271,296 shares "abstain".

                          PART II.  OTHER INFORMATION
                                  (continued)



Item 6.  Exhibits and Reports on Form 8-K
- - - - - - - - - - - - - - - - - - - - - -

(a)  Exhibit 11:    Statement of Computation of Earnings per Share included
                    herein as Exhibit 11 on page 19.

(b)  Reports on Form 8-K

   (1) In a report filed on Form 8-K dated January 13, 1994, the Company reported that Western Atlas International, Inc., a majority-owned subsidiary of Western Atlas Inc., purchased the business and substantially all of the assets of the geophysical services business of Halliburton Company and certain of its subsidiaries. (See Note 5 of Item 1 of this Form 10-Q for further information.)

   (2) In a report filed on Form 8-K dated January 14, 1994, the Company reported that Litton Systems, Inc., a wholly-owned subsidiary of the Company, settled all charges and claims of the Government in connection with the "Operation Ill Wind" investigation of defense contractor marketing practices by pleading guilty, under the legal doctrine of respondeat superior, to certain offenses and by paying the Government an aggregate of $3.9 million in fines, restitution and settlement amounts.

                                                                                                                       EXHIBIT 11
                                         LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                           (thousands of dollars, except per share data)



                                                                                        Six Months Ended       Three Months Ended
                                                                                           January 31,             January 31,
                                                                                        - - - - - - - - -       - - - - - - - - -
                                                                                        1994         1993         1994       1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
PRIMARY EARNINGS (LOSS) PER SHARE
- - - - - - - - - - - - - - - - - -
  Earnings available for common shares and common stock
   equivalent shares deemed to have a dilutive effect:
    Earnings from continuing operations                                            $  49,331    $  42,634    $  23,404    $18,415
    Provision for cash dividends on preferred stock (Series B)                          (410)        (410)        (205)      (205)
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Net earnings from continuing operations                                             48,921       42,224       23,199     18,210
  Discontinued operations:
    Results of Western Atlas Inc. to be Distributed
     to Litton Shareholders                                                         (165,614)      44,560     (174,704)    26,019
  Cumulative effect of a change in accounting principle:
    Continuing operations                                                                  -     (106,727)           -          -
    Discontinued operations:
      Results of Western Atlas Inc. to be Distributed
       to Litton Shareholders                                                              -      (10,390)           -          -
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Net earnings (loss) available for common shares and common stock
   equivalent shares deemed to have a dilutive effect                              $(116,693)   $ (30,333)   $(151,505)   $44,229
=================================================================================================================================

                                                                                                                         EXHIBIT 11
                                         LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                           (thousands of dollars, except per share data)
                                                            (continued)




                                                                                           Six Months Ended      Three Months Ended
                                                                                              January 31,            January 31,
                                                                                           - - - - - - - - -      - - - - - - - - -
                                                                                              1994      1993         1994      1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Primary earnings (loss) per share before cumulative
 effect of a change in accounting principle:
  Continuing operations                                                                     $ 1.07    $ 1.04       $ 0.51     $0.44
  Discontinued operations:
    Results of Western Atlas Inc. to be
     Distributed to Litton Shareholders                                                      (3.63)     1.10        (3.83)     0.63
Cumulative effect of a change in accounting principle:
  Continuing operations                                                                          -     (2.64)           -         -
  Discontinued operations:
    Results of Western Atlas Inc. to be
     Distributed to Litton Shareholders                                                          -     (0.25)           -         -
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Total Primary                                                                               $(2.56)   $(0.75)      $(3.32)    $1.07
===================================================================================================================================

                                                                                                                     EXHIBIT 11
                                         LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                           PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                           (thousands of dollars, except per share data)
                                                            (continued)




                                                                                     Six Months Ended        Three Months Ended
                                                                                        January 31,              January 31,
                                                                                    - - - - - - - - - - -   - - - - - - - - - -
                                                                                      1994       1993         1994         1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
FULLY DILUTED EARNINGS (LOSS) PER SHARE
- - - - - - - - - - - - - - - - - - - - -
  Net earnings (loss) available for common shares and common stock
   equivalent shares deemed to have a dilutive effect                            $(116,693)  $(30,333)   $(151,505)     $44,229
  Add:  Interest on zero coupon convertible subordinated notes,
         net of applicable income taxes                                                  -          -            -        3,387
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total                                                                          $(116,693)  $(30,333)   $(151,505)     $47,616
===============================================================================================================================

  Fully diluted earnings (loss) per share:
    Continuing operations                                                           $ 1.07     $ 1.04       $ 0.51        $0.45
    Discontinued operations:
      Results of Western Atlas Inc. to be Distributed
       to Litton Shareholders                                                        (3.63)      1.10        (3.83)        0.55
    Cumulative effect of a change in accounting principle:
      Continuing operations                                                              -      (2.64)           -            -
      Discontinued operations:
        Results of Western Atlas Inc. to be Distributed
         to Litton Shareholders                                                          -      (0.25)           -            -
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total Fully Diluted                                                               $(2.56)    $(0.75)      $(3.32)       $1.00
===============================================================================================================================


                                                                                                             EXHIBIT 11
                             LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
             PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                              (thousands of dollars, except per share data)
                                             (continued)


                                                                        Six Months Ended          Three Months Ended
                                                                           January 31,                January 31,
                                                                       - - - - - - - - - - -    - - - - - - - - - - - -
                                                                          1994          1993         1994          1993
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
Shares used in primary earnings (loss) per share computation
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Weighted average common shares outstanding
   (net of treasury shares)                                         45,611,760    40,490,750   45,665,300    40,520,906
  Common stock equivalents                                                   -             -            -       937,059
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total common shares and common stock equivalent shares
   deemed to have a dilutive effect                                 45,611,760    40,490,750   45,665,300    41,457,965
=======================================================================================================================

Shares used in fully diluted earnings (loss) per share computation
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total common shares and common stock equivalent shares
   deemed to have a dilutive effect                                 45,611,760    40,490,750   45,665,300    41,457,965
  Additional potentially dilutive securities
   (equivalent in common stock):
    Zero coupon convertible subordinated notes                               -             -            -     6,126,000
    Stock options                                                            -             -            -        66,493
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
  Total                                                             45,611,760    40,490,750   45,665,300    47,650,458
=======================================================================================================================

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      LITTON INDUSTRIES, INC.
                                      (Registrant)




                                     By /s/ Rudolph E. Lang, Jr.
                                       - - - - - - - - - - - - -
                                        Rudolph E. Lang, Jr.
                                        Senior Vice President and
                                        Controller (Chief Accounting
                                        Officer)





March 16, 1994
                                      -23-