Form 10-Q
period 1994-04-30
LITTON INDUSTRIES INC
filed 1994-06-14
CIK 59880

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

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

On May 31, 1994 there were 45,856,700 shares of Common Stock outstanding.

                        Exhibit Index appears on Page 14

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES


                                     INDEX

                              REPORT ON FORM 10-Q

                        FOR QUARTER ENDED APRIL 30, 1994


                                                                      Page
                                                                     Number
                                                                     ------



PART I.  FINANCIAL INFORMATION

     Item 1.   Financial Statements
     -------
               Consolidated Statements of Operations
                Nine months ended April 30, 1994 and 1993              3

               Consolidated Statements of Operations
                Three months ended April 30, 1994 and 1993             5

               Consolidated Balance Sheets
                April 30, 1994 and July 31, 1993                       6

               Consolidated Statements of Cash Flows
                Nine months ended April 30, 1994 and 1993              8

               Notes to Consolidated Financial Statements             10


     Item 2.   Management's Discussion and Analysis of
     -------    Financial Condition and Results of Operations         12



PART II. OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                       14
     -------

Signature                                                             19

                       PART I.      FINANCIAL INFORMATION

Item 1.  Financial Statements
- - -----------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)


                                                                    Nine Months Ended
                                                                        April 30,
                                                          --------------------------------
                                                                1994                 1993
- - ------------------------------------------------------------------------------------------
Sales and Service Revenues                                $2,602,111           $2,529,803
- - ------------------------------------------------------------------------------------------
Costs and Expenses
  Cost of sales                                            2,107,078            2,028,121
  Selling, general and administrative                        260,331              260,710
  Depreciation and amortization                               73,891               80,708
  Interest - net                                              27,057               50,304
- - ------------------------------------------------------------------------------------------
  Total                                                    2,468,357            2,419,843
- - ------------------------------------------------------------------------------------------

Earnings from Continuing Operations before Taxes
 on Income and Cumulative Effect of a Change in
 Accounting Principle                                        133,754              109,960
Taxes on Income                                              (54,170)             (43,359)
- - ------------------------------------------------------------------------------------------

Earnings from Continuing Operations
 before Cumulative Effect of a Change
 in Accounting Principle                                      79,584               66,601
Discontinued Operations:
  Results of Western Atlas Inc.                             (173,079)              70,051
- - ------------------------------------------------------------------------------------------

Earnings (Loss) before Cumulative Effect of a
 Change in Accounting Principle                              (93,495)             136,652
Cumulative Effect of a Change in
 Accounting Principle
  Continuing Operations                                            -             (106,727)
  Discontinued Operations:
    Results of Western Atlas Inc.                                  -              (10,390)
- - ------------------------------------------------------------------------------------------

Net Earnings (Loss)                                       $  (93,495)          $   19,535
==========================================================================================



See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)
                                  (continued)



                                                                       Nine Months Ended
                                                                           April 30,
                                                                    ----------------------
                                                                       1994          1993
- - ------------------------------------------------------------------------------------------
Primary Earnings (Loss) per Share
  Earnings (Loss) before Cumulative Effect of a
   Change in Accounting Principle
    Continuing Operations                                            $ 1.73        $ 1.61
    Discontinued Operations:
      Results of Western Atlas Inc.                                   (3.79)         1.70
  Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                                                 -         (2.60)
    Discontinued Operations:
      Results of Western Atlas Inc.                                       -         (0.25)
- - ------------------------------------------------------------------------------------------
Net Earnings (Loss) Per Share                                        $(2.06)       $ 0.46
==========================================================================================

Fully Diluted Earnings (Loss) per Share
  Earnings (Loss) before Cumulative Effect of a
   Change in Accounting Principle
    Continuing Operations                                            $ 1.73        $ 1.60
    Discontinued Operations:
      Results of Western Atlas Inc.                                   (3.79)         1.70
  Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                                                 -         (2.59)
    Discontinued Operations:
      Results of Western Atlas Inc.                                       -         (0.25)
- - ------------------------------------------------------------------------------------------

Net Earnings (Loss) Per Share                                        $(2.06)       $ 0.46
==========================================================================================





See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share amounts)



                                                   Three Months Ended
                                                       April 30,
                                                 ----------------------
                                                     1994          1993
- - -----------------------------------------------------------------------
Sales and Service Revenues                       $957,134      $902,381
- - -----------------------------------------------------------------------
Costs and Expenses
  Cost of sales                                   784,746       729,476
  Selling, general and administrative              88,010        88,339
  Depreciation and amortization                    24,614        26,550
  Interest - net                                    8,920        18,469
- - -----------------------------------------------------------------------
  Total                                           906,290       862,834
- - -----------------------------------------------------------------------
Earnings from Continuing Operations before
 Taxes on Income                                   50,844        39,547
Taxes on Income                                   (20,591)      (15,580)
- - -----------------------------------------------------------------------
Earnings from Continuing Operations                30,253        23,967
Discontinued Operations:
  Results of Western Atlas Inc.                    (7,465)       25,491
- - -----------------------------------------------------------------------
Net Earnings                                     $ 22,788      $ 49,458
=======================================================================

Primary Earnings (Loss) per Share
  Earnings from Continuing Operations              $ 0.64         $0.59
  Discontinued Operations:
    Results of Western Atlas Inc.                   (0.16)         0.63
- - -----------------------------------------------------------------------
Net Earnings Per Share                             $ 0.48         $1.22
=======================================================================

Fully Diluted Earnings (Loss) per Share
  Earnings from Continuing Operations              $ 0.64         $0.59
  Discontinued Operations:
    Results of Western Atlas Inc.                   (0.16)         0.55
- - -----------------------------------------------------------------------
Net Earnings Per Share                             $ 0.48         $1.14
=======================================================================

See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)

                                                       April 30,       July 31,
                                                         1994            1993
- - --------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash and marketable securities                      $  612,139     $  353,737
  Accounts receivable                                    335,513        470,970
  Inventories less progress billings                     490,772        509,078
  Prepaid taxes on income and other expenses             344,710        326,756
- - --------------------------------------------------------------------------------
Total Current Assets                                   1,783,134      1,660,541
- - --------------------------------------------------------------------------------
Property, Plant and Equipment - at cost                1,506,035      1,557,386
  Less accumulated depreciation                         (906,255)      (919,348)
- - --------------------------------------------------------------------------------
Net Property, Plant and Equipment                        599,780        638,038
- - --------------------------------------------------------------------------------
Goodwill and Other Intangibles, Net                      135,314        137,193
- - --------------------------------------------------------------------------------
Long-term Investments and Other Assets (Balance
 at July 31, 1993 included $100 million due
 from Western Atlas Inc.)                                261,444        313,298
- - --------------------------------------------------------------------------------
Net Assets of Western Atlas Inc.                               -      1,085,353
- - --------------------------------------------------------------------------------
Total Assets                                          $2,779,672     $3,834,423
================================================================================


See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                          CONSOLIDATED BALANCE SHEETS
                             (thousands of dollars)
                                  (continued)

                                                        April 30,         July 31,
                                                          1994              1993
- - ----------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable                                     $  554,254       $  546,349
  Payrolls and related expenses                           229,610          263,801
  Taxes on income                                         137,306          152,029
  Notes payable and current portion of
   long-term obligations                                   13,490           65,721
  Customer deposits and contract liabilities              229,818          197,335
- - ----------------------------------------------------------------------------------
Total Current Liabilities                               1,164,478        1,225,235
- - ----------------------------------------------------------------------------------
Long-term Obligations                                     101,951          106,474
- - ----------------------------------------------------------------------------------
Postretirement Benefit Obligations other
 than Pensions                                            194,134          183,032
- - ----------------------------------------------------------------------------------
Deferred Taxes on Income and Other Deferred Items         215,628          220,159
- - ----------------------------------------------------------------------------------
Subordinated Debt                                         435,805          435,805
- - ----------------------------------------------------------------------------------
Shareholders' Investment
  Capital stock
    Voting preferred stock - Series B                       2,053            2,053
    Common stock                                           45,824           45,520
  Additional paid-in capital                              649,714          706,191
  Retained earnings                                             -          934,605
  Cumulative currency translation adjustment              (29,915)         (24,651)
- - ----------------------------------------------------------------------------------
Total Shareholders' Investment                            667,676        1,663,718
- - ----------------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment         $2,779,672       $3,834,423
==================================================================================



See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)

                                                              Nine Months Ended
                                                                  April 30,
                                                            ----------------------
                                                                1994          1993
- - ----------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period            $237,440      $169,972
- - ----------------------------------------------------------------------------------
Cash Was Provided by (Used for)
Operating Activities
Continuing Operations
  Net earnings (loss)                                         79,584       (40,126)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities
    Depreciation and amortization                             73,891        80,708
    Deferred income tax credits                              (21,618)      (72,231)
    Cumulative effect of a change in
     accounting principle                                          -       106,727
    Decrease in accounts receivable                          136,935        70,341
    Decrease in inventory                                      6,399        48,294
    (Increase) decrease in prepaid taxes on income
     and other expenses                                      (17,861)        9,318
    Decrease in accounts payable                             (32,163)      (41,741)
    Increase (decrease) in payrolls and related
     expenses                                                 33,379        (1,793)
    Decrease in taxes on income                              (17,634)      (50,862)
    Increase (decrease) in customer deposits and
     contract liabilities                                     32,483       (43,077)
    Other operating activities                               (23,592)       (1,160)
- - ----------------------------------------------------------------------------------
  Total from continuing operations                           249,803        64,398
- - ----------------------------------------------------------------------------------
Net operating activities of discontinued operations           44,583       208,101
- - ----------------------------------------------------------------------------------
Cash provided by operating activities                        294,386       272,499
- - ----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (thousands of dollars)
                                  (continued)

                                                           Nine Months Ended
                                                                April 30,
                                                         ---------------------
                                                              1994        1993
- - ------------------------------------------------------------------------------
Investing Activities
Continuing Operations
  (Increase) decrease in other current marketable
   securities                                             (268,221)     15,685
  Purchase of capital assets                               (45,772)    (54,698)
  Proceeds from sale of investments                         16,360      14,521
  Proceeds from sale of property, plant and equipment       13,017       5,203
  Other investing activities                                (1,755)    (16,937)
- - ------------------------------------------------------------------------------
  Total from continuing operations                        (286,371)    (36,226)
- - ------------------------------------------------------------------------------
Net investing activities of discontinued operations       (579,090)   (104,387)
- - ------------------------------------------------------------------------------
Cash used for investing activities                        (865,461)   (140,613)
- - ------------------------------------------------------------------------------
Financing Activities
Continuing Operations
  Short-term obligations, net                              (50,033)   (105,587)
  Purchase of Common stock                                  (2,595)    (86,916)
  Other financing activities                                 6,940       2,927
- - ------------------------------------------------------------------------------
  Total from continuing operations                         (45,688)   (189,576)
- - ------------------------------------------------------------------------------
Net financing activities of discontinued operations        606,944     (82,334)
- - ------------------------------------------------------------------------------
Cash provided by (used for) financing activities           561,256    (271,910)
- - ------------------------------------------------------------------------------
Resulting in decrease in cash and cash equivalents          (9,819)   (140,024)
- - ------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $ 227,621   $  29,948
==============================================================================

Supplemental disclosure of cash flow information
  Interest paid                                          $  32,840   $  35,796
  Income taxes paid                                      $ 124,188   $ 171,043


See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1994


1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes (also see Note 5). It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1993. The results of operations for the nine months ended April 30, 1994 are not necessarily indicative of operating results for the entire year.


2.  The components of inventory balances are summarized below:




(thousands of dollars)                      April 30, 1994     July 31, 1993
- - -----------------------------------------------------------------------------
Raw materials and work in process               $  959,383        $  972,896
Finished goods                                      44,014            53,392
- - -----------------------------------------------------------------------------
                                                 1,003,397         1,026,288
Less progress billings                            (512,625)         (517,210)
- - -----------------------------------------------------------------------------
Net inventories                                 $  490,772        $  509,078
=============================================================================




3.  Net interest expense is composed of the following:

                                 Nine Months Ended       Three Months Ended
                                     April 30,                 April 30,
                               ---------------------     -------------------
(thousands of dollars)             1994         1993        1994        1993
- - -----------------------------------------------------------------------------
Interest expense               $ 45,605     $ 61,394     $16,607     $22,060
Interest income                 (18,548)     (11,090)     (7,687)     (3,591)
- - -----------------------------------------------------------------------------
Interest - net                 $ 27,057     $ 50,304     $ 8,920     $18,469
=============================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1994
                                  (continued)


4. In the fourth quarter of fiscal year 1993, the Company adopted, effective as of the beginning of the fiscal year, the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. The Company elected immediate recognition of the transition liability for such benefits and the resultant cumulative effect of a change in accounting principle amounted to $106.7 million, net of tax. Financial information for the nine months of fiscal year 1993 has been restated for the cumulative effect of a change in accounting principle.

5. On March 17, 1994, Litton Industries, Inc. distributed all of the issued and outstanding shares of Common stock of its wholly-owned subsidiary Western Atlas Inc. ("WAI"). The WAI operations comprised substantially all of the Company's former oilfield services and industrial automation systems businesses. The distribution ("Distribution") was made in the form of a dividend to holders of record of Litton Common stock at the close of business on March 14, 1994. Litton shareholders of record received one share of WAI Common stock for each share of Litton Common stock owned.

    The accounts of WAI have been classified as discontinued operations in the Company's consolidated financial statements and prior year's financial information has been restated to conform to the current presentation. Corporate interest costs of $7 million and $9 million have been attributed to WAI and, therefore, reclassified to discontinued operations in the Company's Consolidated Statements of Operations for the nine months ended April 30, 1994 and 1993, respectively. The consolidated financial statements presented herein reflect the Distribution, which resulted in a reduction of Litton's equity in the amount of $916.5 million representing the book value of net assets distributed.

    Concurrent with the Distribution, WAI reimbursed Litton for funds advanced for use in the second quarter of fiscal year 1994 by WAI to purchase Dresser Industries, Inc.'s minority interest in Western Atlas International, Inc. ("WAII") and Halliburton Company's geophysical services business. WAI also repaid Litton for certain other intercompany indebtedness. Total cash received from WAI was approximately $570 million. A portion of these funds was used by Litton to repay certain short-term borrowings.

                         PART I.  FINANCIAL INFORMATION
                                  (continued)


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations
- - -------------------------------------------------------------------------------

As discussed in Note 5 of Item 1 of this Form 10-Q, the Company distributed all of the issued and outstanding shares of Common stock of its wholly-owned subsidiary WAI on March 17, 1994 to holders of Litton Common stock. In the Company's consolidated financial statements, the operations of WAI have been reported as discontinued operations. Accordingly, the accounts of WAI have been reclassified to one line in the Consolidated Statements of Operations and included in earnings (loss) of the Company as earnings (loss) from discontinued operations.

Results of Continuing Operations:

Continuing operations are composed of the defense/electronics and marine operations and the interconnect products businesses. The Company reported earnings from continuing operations of $30.3 million and $79.6 million for the third quarter and nine months ended April 30, 1994. The comparable amounts for the prior year's periods were $24.0 million and $66.6 million, respectively, before the cumulative effect of a change in accounting principle. The improvements in the current year were primarily attributable to a significant reduction in interest expense pursuant to the conversion of substantially all of the zero coupon convertible subordinated notes to common stock in the previous year's fourth quarter. Sales and operating profit for the third quarter of the current fiscal year were $957.1 million and $73.3 million, respectively, compared with $902.4 million and $74.1 million, respectively, for the third quarter of fiscal year 1993. Sales and operating profit for the nine months ended April 30, 1994 were $2.60 billion and $207.0 million, respectively, compared with $2.53 billion and $208.4 million, respectively, for the previous year's nine month period.

The Marine Engineering and Production segment reported sales and operating profit of $421.6 million and $38.9 million, respectively, for the third quarter of the current year, compared with $389.2 million and $36.5 million, respectively, for the third quarter of fiscal year 1993. For the nine months ended April 30, 1994, sales and operating profit were $1.13 billion and $105.0 million, respectively, compared with $1.03 billion and $97.5 million, respectively, for the same period of fiscal year 1993. These increases reflect the movement of certain long-term contracts into more advanced stages of production, partially offset by the effects of other contracts nearing completion. The Advanced Electronics segment reported sales and operating profit of $468.9 million and $33.2 million, respectively, for the third quarter of fiscal year 1994, compared with $452.5 million and $31.4 million, respectively, for the third quarter of the previous year. Sales and operating profit for the nine months of the current fiscal year were $1.30 billion and $93.4 million, respectively, compared with $1.31 billion and $95.0 million, respectively, for the nine months of fiscal year 1993. The segment also maintained comparable profit margins with those of the previous year's periods.

                         PART I.  FINANCIAL INFORMATION
                                  (continued)


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations (continued)
- - -------------------------------------------------------------------------------

As previously discussed, interest expense was significantly lower in the current year periods due primarily to the June 28, 1993 call for redemption of the zero coupon convertible subordinated notes. In addition, interest income for the third quarter and nine months of the current fiscal year was higher due mainly to higher average invested cash balances.

Concurrent with the Distribution, Litton was reimbursed for funds previously advanced to WAI for use in the acquisition of Dresser Industries, Inc.'s minority interest in WAII and the geophysical services business of Halliburton Company (See Note 5 of Item 1 of this Form 10-Q). WAI also repaid Litton for certain intercompany indebtedness. Total cash received from WAI on Distribution date amounted to approximately $570 million. A portion of the funds received was used by Litton to repay certain short-term borrowings. At April 30, 1994, cash and marketable securities amounted to $612 million. Additionally, the Company has available credit commitments of up to $400 million, which became effective on the Distribution date, for its general use.

Discontinued Operations:

On March 17, 1994, the Company distributed all of the issued and outstanding shares of Common stock of WAI to holders of Litton Common stock (See Note 5 of Item 1 of this Form 10-Q). The results of WAI's operations through the effective accounting date of the Distribution have been included in Litton's Consolidated Statements of Operations as discontinued operations.

Results for the current fiscal year included special charges recorded to reflect the write-down of net assets in connection with WAI's decision to sell the Core Laboratories division ("Core") of WAII and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities. These special charges totalled $179 million, net of tax, of which $163 million was recorded in the second quarter of fiscal year 1994. Subsequently efforts to sell Core and the results of an independent valuation study provided evidence that the value of Core was further impaired and an additional $16 million, net of tax, was recorded in the third quarter of fiscal year 1994.

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)      Exhibits

         Exhibit 3.1: By-laws of the Company as amended through the date of this filing.

         Exhibit 3.2:    Board of Directors Resolution, adopted December 8,
                         1993, with respect to the number of members of the Board of Directors.

         Exhibit 4.1: $400,000,000 Credit Agreement, dated December 23, 1993, among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent, and Wells Fargo Bank, N.A., as Co-agent, along with
                         Amendment No. 1 and Amendment No. 2 to Credit Agreement.

         Exhibit 10.1:   Board of Directors Resolution, adopted December 8,
                         1993, with respect to nonemployee directors' annual retainer and attendance fees.

         Exhibit 10.2:   Resolution adopted by the Compensation and Selection
                         Committee, dated January 26, 1994, approving the participation by Orion L. Hoch and Catherine Nan Hoch in the Supplemental Medical Insurance Plan.

         Exhibit 10.3:   Second Amendment, dated December 17, 1993, to the Agreement of Trust dated December 20, 1988.

         Exhibit 10.4:   Second Amendment to the Supplemental Retirement
                         Agreement between the Company and Orion L. Hoch.

         Exhibit 10.5: Consulting agreement between a subsidiary of the Company and Thomas B. Hayward, a director of the Company, dated December 17, 1993.

         Exhibit 11: Statement of Computation of Earnings per Share included herein as Exhibit 11 on page 15.


(b)      Reports on Form 8-K

         In a report filed on Form 8-K dated March 17, 1994, the Company reported the completion and presented on a pro forma basis the effects of the distribution of all of the issued and outstanding Common stock of its wholly-owned subsidiary Western Atlas Inc. (See Note 5 of Item 1 of this Form 10-Q for further information).

                                                                                                          EXHIBIT 11
                               LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                 (thousands of dollars, except per share data)



                                                                        Nine Months Ended        Three Months Ended
                                                                             April 30,                April 30,
                                                                     -----------------------     -------------------
                                                                         1994          1993        1994         1993
- - --------------------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS (LOSS) PER SHARE
- - ---------------------------------
  Earnings available for common shares and common stock
   equivalent shares deemed to have a dilutive effect:
    Earnings from continuing operations                             $  79,584     $  66,601     $30,253      $23,967
    Provision for cash dividends on preferred stock (Series B)           (616)         (616)       (206)        (206)
- - --------------------------------------------------------------------------------------------------------------------
  Net earnings from continuing operations                              78,968        65,985      30,047       23,761
  Discontinued operations:
    Results of Western Atlas Inc.                                    (173,079)       70,051      (7,465)      25,491
  Cumulative effect of a change in accounting principle:
    Continuing operations                                                   -      (106,727)          -            -
    Discontinued operations:
      Results of Western Atlas Inc.                                         -       (10,390)          -            -
- - --------------------------------------------------------------------------------------------------------------------
  Net earnings (loss) available for common shares and common stock
   equivalent shares deemed to have a dilutive effect               $ (94,111)    $  18,919     $22,582      $49,252
====================================================================================================================



                                                     -15-




                                                                                                     EXHIBIT 11
                               LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                 (thousands of dollars, except per share data)
                                                  (continued)



                                                                       Nine Months Ended     Three Months Ended
                                                                           April 30,               April 30,
                                                                       ------------------    ------------------
                                                                         1994        1993       1994       1993
- - ---------------------------------------------------------------------------------------------------------------
  Primary earnings (loss) per share before cumulative effect of a change in accounting principle:
    Continuing operations                                              $ 1.73      $ 1.61     $ 0.64      $0.59
    Discontinued operations:
      Results of Western Atlas Inc.                                     (3.79)       1.70      (0.16)      0.63
  Cumulative effect of a change in accounting principle:
    Continuing operations                                                   -       (2.60)         -          -
    Discontinued operations:
      Results of Western Atlas Inc.                                         -       (0.25)         -          -
- - ---------------------------------------------------------------------------------------------------------------
  Total Primary                                                        $(2.06)     $ 0.46     $ 0.48      $1.22
===============================================================================================================


                                                     -16-




                                                                                                           EXHIBIT 11
                               LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                 (thousands of dollars, except per share data)
                                                  (continued)



                                                                           Nine Months Ended       Three Months Ended
                                                                               April 30,               April 30,
                                                                         ---------------------     ------------------
                                                                             1994         1993        1994       1993
- - ---------------------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
- - ---------------------------------------
  Net earnings (loss) available for common shares and common stock
   equivalent shares deemed to have a dilutive effect                    $(94,111)     $18,919     $22,582    $49,252
  Add:  Interest on zero coupon convertible subordinated notes,
         net of applicable income taxes                                         -            -           -      3,559
- - ---------------------------------------------------------------------------------------------------------------------
  Total                                                                  $(94,111)     $18,919     $22,582    $52,811
=====================================================================================================================

  Fully diluted earnings (loss) per share:
    Continuing operations                                                  $ 1.73       $ 1.60      $ 0.64      $0.59
    Discontinued operations:
      Results of Western Atlas Inc.                                         (3.79)        1.70       (0.16)      0.55
    Cumulative effect of a change in accounting principle:
      Continuing operations                                                     -        (2.59)          -          -
      Discontinued operations:
        Results of Western Atlas Inc.                                           -        (0.25)          -          -
- - ---------------------------------------------------------------------------------------------------------------------
  Total Fully Diluted                                                      $(2.06)      $ 0.46      $ 0.48      $1.14
=====================================================================================================================



                                                     -17-



                                                                                                             EXHIBIT 11
                                  LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                    PRIMARY EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                                    (thousands of dollars, except per share data)
                                                     (continued)


                                                                         Nine Months Ended        Three Months Ended
                                                                              April 30,                April 30,
                                                                     ------------------------   -----------------------
                                                                           1994          1993         1994         1993
- - -----------------------------------------------------------------------------------------------------------------------
Shares used in primary earnings (loss) per share computation
- - ------------------------------------------------------------
  Weighted average common shares outstanding
   (net of treasury shares)                                          45,667,830    40,053,248   45,776,442   39,147,856
  Common stock equivalents                                                    -       970,452    1,031,300    1,073,461
- - -----------------------------------------------------------------------------------------------------------------------
  Total common shares and common stock equivalent shares
   deemed to have a dilutive effect                                  45,667,830    41,023,700   46,807,742   40,221,317
=======================================================================================================================

Shares used in fully diluted earnings (loss) per share computation
- - ------------------------------------------------------------------
  Total common shares and common stock equivalent shares
   deemed to have a dilutive effect                                  45,667,830    41,023,700   46,807,742   40,221,317
  Additional potentially dilutive securities
   (equivalent in common stock):
    Zero coupon convertible subordinated notes                                -             -            -    6,122,490
    Stock options                                                             -       263,179       24,506      116,001
- - -----------------------------------------------------------------------------------------------------------------------
  Total                                                              45,667,830    41,286,879   46,832,248   46,459,808
=======================================================================================================================



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LITTON INDUSTRIES, INC.
                                          (Registrant)



                                          By  /s/  Rudolph E. Lang, Jr.
                                              -------------------------------
                                              Rudolph E. Lang, Jr.
                                              Senior Vice President and
                                              Chief Financial Officer



June 14, 1994