Form 10-K
period 1994-07-31
LITTON INDUSTRIES INC
filed 1994-10-14
CIK 59880

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C 20549
(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1994
                                       OR
/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 1-3998

                            LITTON INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                         95-1775499
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)

          360 North Crescent Drive                    90210-4867
          Beverly Hills, California                   (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (310) 859-5000

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
                                                 ------------------------
       Title of each class                            which registered
       -------------------                       ------------------------

Common Stock, par value $1 per share              New York Stock Exchange
                                                  Pacific Stock Exchange

Series B $2 Cumulative Preferred Stock,           New York Stock Exchange
 par value $5 per share                           Pacific Stock Exchange

12 5/8% Subordinated Debentures Due 2005          New York Stock Exchange

                             ------------------

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

On September 30, 1994, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1.695 billion.

On September 30, 1994, there were 45,957,862 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on December 8, 1994.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES


                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K




PART I                                                                                                  Page
Item 1:          Business                                                                                1

Item 2:          Properties                                                                              5

Item 3:          Legal Proceedings                                                                       6

Item 4:          Submission of Matters to a Vote of Security Holders                                     7


PART II

Item 5:          Market for the Registrant's Common Equity and Related
                  Stockholder Matters                                                                    8

Item 6:          Selected Financial Data                                                                 8

Item 7:          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                    8

Item 8:          Financial Statements and Supplementary Data                                             8

Item 9:          Disagreements on Accounting and Financial Disclosure                                    8


PART III

Item 10:         Directors and Executive Officers of the Registrant                                     14

Item 11:         Executive Compensation                                                                 16

Item 12:         Security Ownership of Certain Beneficial Owners
                  and Management                                                                        16

Item 13:         Certain Relationships and Related Transactions                                         16


PART IV

Item 14:         Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K                                                                              17

Signatures                                                                                              20

                                     PART I

Item 1.  Business
- -----------------

Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) is mainly a high-technology aerospace/defense corporation which provides advanced electronic and defense systems and marine engineering and production to U.S. and world markets. The Company also provides electronic components and interconnect products to customers worldwide. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 29,000 employees at more than 20 major divisions.

The Company's businesses are reported in three business segments: Advanced Electronics, Marine Engineering and Production, and Interconnect Products. Information about the Company's business segments appears on pages F-30 and F-31 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating profit (loss) and identifiable assets for the Company's business segments for each of the three years in the period ended July 31, 1994.

Advanced Electronics
- --------------------

The Company is a major supplier of electronic systems and related services to the United States and international military electronics markets. Principal programs and products include development, manufacture and assembly of inertial navigation and guidance systems; command, control, communications and intelligence systems; and electronic warfare systems. The Company participates in ongoing development and production programs as well as upgrade and retrofit business worldwide to serve both defense and commercial aerospace markets. The Company also provides navigation systems for the worldwide commercial aircraft market, as well as electronic components and computer services to a variety of commercial customers.

Sales backlog for the Advanced Electronics segment was $1.703 billion and $1.934 billion at July 31, 1994 and 1993, respectively. Of the backlog at July 31, 1994, $1.152 billion has been funded and $512 million is expected to be realized as sales in years after fiscal 1995.

Significant revenues of the Advanced Electronics segment in 1994 were derived from sales to the U.S. Government (approximately 65%).

Marine Engineering and Production
- ---------------------------------

The Company's Ingalls Shipbuilding subsidiary is a leading designer and builder of complex surface combat ships for the U.S. Navy. Ingalls has delivered a total of 64 new destroyers, cruisers and amphibious assault ships to the Navy since 1975. Current construction work includes twelve Aegis destroyers and three amphibious assault ships for the U.S. Navy, and two corvettes for another country. The division is also a major provider of modernization, overhaul and repair work.

- -----------------

Marine Engineering and Production, continued
- ---------------------------------

Sales backlog for the Marine Engineering and Production segment was $3.694 billion and $4.638 billion at July 31, 1994 and 1993, respectively. Of the backlog at July 31, 1994, $3.578 billion has been funded and approximately $2.321 billion is expected to be realized as sales in years after fiscal 1995. In an announcement made in June 1994, the U.S. Navy awarded the Company a contract to construct an additional Aegis destroyer with options for two more. The backlog at July 31, 1994 did not include the options for the two destroyers, but it is anticipated that the U.S. Navy will fund their construction from its fiscal year 1995 budget.

Significant revenues of the Marine Engineering and Production segment in 1994 were derived from sales to the U.S. Government (approximately 93%).

Interconnect Products
- ---------------------

The Company's interconnect products operations provide interconnection subsystems, electronic and electrical connectors, printed circuit boards, back panels, card cages and solder products.

Discontinued Operations
- -----------------------

On June 17, 1993, the Company's Board of Directors approved a plan to distribute to Litton shareholders all of the outstanding common stock of Western Atlas Inc. ("WAI"), a then wholly-owned subsidiary of Litton. WAI owned and conducted the oilfield services and industrial automation systems businesses. The accounts of WAI have been segregated and reflected as discontinued operations in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. On March 17, 1994, Litton distributed the outstanding common stock of WAI to shareholders of record on March 14, 1994. For further information, see Note B of Notes to Consolidated Financial Statements.

- -----------------

Methods of Distribution
- -----------------------

The Company principally markets its products and services throughout the world through the home offices and branch offices of its various operations. In general, each of the Company's operations is responsible for selecting, implementing and maintaining an efficient and effective marketing program.

Raw Materials
- -------------

The Company uses a wide variety of raw materials in the manufacture of its many products. The availability of any individual raw material is not critical to the Company's operations.

Working Capital
- ---------------

The working capital requirements of the Company's divisions and subsidiaries are financed primarily from operations. The Company also has available credit commitments of up to $400 million for its general use.

Patents
- -------

The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been secured over a period of years. These patents, trademarks and copyrights have been of value in the growth of the Company's business and may continue to be of value in the future. However, the Company's business generally is not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by expiration thereof.

Competition
- -----------

Competition exists with respect to all products manufactured and services rendered by the Company. Competition ranges from companies which produce a single product or offer a single service to some of the world's largest corporations.

U.S. Government Contracts
- -------------------------

Contracts with the U.S. Government are, in many cases, performed over extended periods of time and are subject to changes in design, scope, schedules, costs and funding. In addition, contracts with the U.S. Government are subject to certain laws and regulations, the non-compliance with which by the contractor may result in various sanctions including monetary penalties and fines as well as debarment or suspension from further Government contracts.

- ----------------

U.S Government Contracts, continued
- ------------------------

Substantially all of the Company's contracts for and with the U.S. Government are terminable at the option of the Government whenever it believes that such termination would be in its best interests. Under contracts so terminated, the Company is generally entitled to receive payment for work completed and reasonable allowable costs incurred. Whether the occurrence of any such termination would have an adverse effect on the Company would depend upon the particular contract and the nature of the termination. At the present time, management is not aware of any circumstances which would result in a material impact on its consolidated financial statements.

Approximately 73% of the Company's consolidated revenues for fiscal year 1994 were derived from sales to the U.S. Government. Although uncertainties exist with regards to future defense budgets, the Company's current operating plans assume continuing reductions in defense spending.

Research and Development
- ------------------------

Worldwide expenditures on research and development activities amounted to $220.1 million, $254.6 million and $201.9 million, of which approximately 26%, 21% and 38% were Company-sponsored in the years ended July 31, 1994, 1993 and 1992, respectively. In fiscal 1994, the Advanced Electronics segment accounted for 99% of total research and development expenditures.

Environmental Protection
- ------------------------

During the fiscal year ended July 31, 1994, the amounts incurred in compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 3, 7, and 8 of this Annual Report on Form 10-K.

Number of Employees
- -------------------

At July 31, 1994, the Company had approximately 29,000 full-time employees. Employment by business segment was as follows:

          Advanced Electronics                             12,600
          Marine Engineering and Production                14,400
          Interconnect Products and Other                   2,000
                                                           ------
                                                           29,000
                                                           ======


Financial Information by Geographic Area
- ----------------------------------------

See the table and related notes thereto, Operations by Geographic Area, which appear on pages F-30 and F-32 of this Annual Report on Form 10-K.

Item 2. Properties
- ------------------

The Company's principal plants and offices have an aggregate floor area of approximately 7,640,000 square feet, of which 6,502,000 square feet (85.1%) are located in the United States, and 1,138,000 square feet (14.9%) are located outside of the United States, primarily in Canada and Western Europe. The Company's executive offices are currently located in Beverly Hills, California, but will be moving to owned premises located in Woodland Hills, California.

These properties are used by the various business segments as follows:

                                                           Square Feet
                                                           -----------
              Advanced Electronics                           4,932,000
              Marine Engineering and Production              1,890,000
              Interconnect Products                            561,000
              Corporate and Other Businesses                   257,000
                                                             ---------
                                                             7,640,000
                                                             =========



Approximately 6,963,000 square feet (91.1%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

The Company's principal plants and offices in the United States are situated in 26 locations in 17 states as follows:

              State                                        Square Feet
              -----                                        -----------
              Mississippi                                    1,890,000
              California                                     1,787,000
              Massachusetts                                    375,000
              Maryland                                         355,000
              Illinois                                         323,000
              Utah                                             216,000
              Iowa                                             203,000
              Other states                                   1,353,000
                                                             ---------
                                                             6,502,000
                                                             =========



The above-mentioned facilities are in satisfactory condition and suitable for the particular purposes for which they were acquired or constructed and are adequate for present operations.

The foregoing information excludes Company held properties leased to others and also excludes plants or offices which, when added to all other Company plants and offices in the same city, have a total floor area of less than 50,000 square feet.

Item 3.  Legal Proceedings
- --------------------------

(a) Litton Systems, Inc. ("LSI"), a subsidiary of the Company, was a defendant in a previously reported civil suit brought under the so-called qui tam provisions of the False Claims Act, which permit an individual to bring suit in the name of the United States Government and share in any recovery received. If the plaintiffs had prevailed in such litigation, the total damages and penalties could have exceeded $500 million. Without admitting any liability or wrongdoing, LSI and the plaintiffs, on July 14, 1994, agreed to settle all issues in connection with the matter. The Court dismissed the civil suit with prejudice, thereby terminating this proceeding. Accordingly, results for fiscal year 1994 included a charge of $86.0 million pre-tax, or $53.8 million after-tax, to reflect the settlement.

(b) The Company and certain of its divisions or subsidiaries have been named as potentially responsible parties by the United States Environmental Protection Agency, various state environmental agencies, and other potentially responsible parties for costs associated with cleanup of several sites to which they may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites owned or leased by the Company (or by subsidiaries or divisions thereof). In addition, the Company and certain of its divisions or subsidiaries have been named as defendants in certain lawsuits for personal injuries allegedly resulting from environmental contamination.

              At this time, the Company believes that its ultimate liability for additional expenditures associated with these matters will not materially adversely affect its consolidated financial statements.

- -------------------------

(c) On August 31, 1993 a U.S. District Court jury rendered a verdict in favor of Litton against Honeywell, Inc. in the amount of $1.2 billion. The jury found that Honeywell willfully infringed a Litton patent relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. The jury also found that Honeywell actively induced a Litton licensee to infringe Litton's patent and Honeywell interfered with Litton's prospective economic advantage. The Court is currently considering post trial motions filed by both Honeywell and Litton. It is expected that any decision of the Court would be appealed by the party which does not prevail, and the Company cannot predict when this litigation will be ultimately concluded.

There are various other litigation proceedings in which the Company is involved. Although the results of litigation cannot be predicted with certainty, it is the opinion of the General Counsel that the Company does not have a potential liability in connection with these other proceedings which would have an adverse material effect on the consolidated financial statements.


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1994.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
- --------------------------------------------------------------------------
         Matters
         -------

See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on pages F-33 through F-35 and dividend information which is set forth on page F-20 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 30, 1994.


Item 6.  Selected Financial Data
- --------------------------------

See the information with respect to selected financial data on pages 9a through 9d of this Annual Report on Form 10-K.


Item 7.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations
         ---------------------

See the information under the caption "Financial Review and Analysis" on pages 10 through 13 of this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data
- ----------------------------------------------------

                                                                                    Page
                                                                                    ----
Management's Responsibility for Financial Reporting                                  F-1
Independent Auditors' Report                                                         F-2
Consolidated Statements of Operations                                                F-3
Consolidated Balance Sheets                                                          F-5
Consolidated Statements of Shareholders' Investment                                  F-7
Consolidated Statements of Cash Flows                                                F-9
Notes to Consolidated Financial Statements                                          F-11
Quarterly Financial Information (unaudited)                                         F-33



Item 9.  Disagreements on Accounting and Financial Disclosure
- -------------------------------------------------------------

Not applicable.

Item 6.  Selected Financial Data
- --------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF FINANCIAL INFORMATION
             (dollar amounts in millions, except per share amounts)

                                                                               Year Ended July 31
                                                  --------------------------------------------------------------------------
                                                      1994            1993             1992             1991             1990
                                                  --------        --------         --------         --------         --------
Operating Results
  Sales and Service Revenues                      $3,446.1        $3,474.2         $3,710.8         $3,526.2         $3,586.8
  Segment Operating Profit                           181.4           264.1            289.9            178.9            325.4
  Earnings before Extraordinary Item and
   Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                         $   51.3        $   87.3         $   87.3         $    6.0         $  126.2
    Discontinued Operations                         (173.1)           95.0             87.1             57.5             52.6
  Extraordinary Loss                                 (30.7)              -                -                -                -
  Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                                -          (106.7)               -                -                -
    Discontinued Operations                              -           (10.4)               -                -                -
- -----------------------------------------------------------------------------------------------------------------------------
  Net Earnings (Loss)                             $ (152.5)       $   65.2         $  174.4         $   63.5         $  178.8
=============================================================================================================================
  Sales to the U.S. Government
   as a Percent of Total Sales                          73%             73%              70%              69%              65%


See Notes on page 9d.





                                     -9a-

- --------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF FINANCIAL INFORMATION
             (dollar amounts in millions, except per share amounts)

                                                                             Year Ended July 31
                                                  ------------------------------------------------------------------------------
                                                      1994              1993             1992              1991             1990
                                                  --------          --------         --------          --------         --------
Financial Position at Year End
  Total Assets                                    $2,254.3          $2,749.1         $2,953.1          $3,207.1         $3,795.2
  Shareholders' Investment                           610.4             578.4            322.3             111.3            492.5
  Long-term Obligations                              105.6             106.5            131.2             126.6            140.6
  Convertible Subordinated Notes
   and Other Subordinated Debentures                     -             435.8            735.6           1,151.9          1,311.3
  Working Capital                                     36.9             435.3            365.0             878.9          1,274.7
  Current Ratio                                       1.03              1.36             1.25              1.70             1.97

Common Share Data
Earnings per Share
  Primary
    Earnings (Loss) before Extraordinary
     Item and Cumulative Effect of a Change
     in Accounting Principle
      Continuing Operations                       $   1.10          $   2.10         $   2.10          $   0.12         $   2.56
      Discontinued Operations                        (3.79)             2.31             2.12              1.33             1.07
    Extraordinary Loss                               (0.67)                -                -                 -                -
    Cumulative Effect of a Change in
     Accounting Principle
      Continuing Operations                              -             (2.60)               -                 -                -
      Discontinued Operations                            -             (0.25)               -                 -                -
- --------------------------------------------------------------------------------------------------------------------------------
  Total Primary                                   $  (3.36)         $   1.56         $   4.22          $   1.45         $   3.63
================================================================================================================================


See Notes on page 9d.





                                     -9b-

- --------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF FINANCIAL INFORMATION
             (dollar amounts in millions, except per share amounts)

                                                                                Year Ended July 31
                                                   -----------------------------------------------------------------------
                                                     1994             1993             1992             1991          1990
                                                   ------           ------            -----            -----         -----
Fully Diluted
  Earnings (Loss) before Extraordinary
   Item and Cumulative Effect of a Change
   in Accounting Principle
    Continuing Operations                          $ 1.10           $ 2.10            $2.10            $0.12         $2.56
    Discontinued Operations                         (3.79)            2.31             1.84             1.33          1.07
  Extraordinary Loss                                (0.67)               -                -                -             -
  Cumulative Effect of a Change in
   Accounting Principle
    Continuing Operations                               -            (2.60)               -                -             -
    Discontinued Operations                             -            (0.25)               -                -             -
- --------------------------------------------------------------------------------------------------------------------------
Total Fully Diluted                                $(3.36)          $ 1.56            $3.94            $1.45         $3.63
==========================================================================================================================

Book Value per Share                                13.07            12.48             7.71             2.55         10.54
Common Shares Outstanding
 at Year End (in millions)                           45.9             45.5             40.5             39.7          44.8
Shares Used to Compute Primary
 Earnings (Loss) per Share (in millions)             45.7             41.2             41.2             43.4          49.1
Shares Used to Compute Fully
 Diluted Earnings (Loss) per Share                   45.7             41.2             47.3             43.5          49.1
 (in millions)



See Notes on page 9d.



                                     -9c-

- --------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                        SUMMARY OF FINANCIAL INFORMATION
             (dollar amounts in millions, except per share amounts)

                                                                              Year Ended July 31
                                                 ---------------------------------------------------------------------------
                                                    1994             1993             1992             1991             1990
                                                 -------          -------          -------          -------          -------
Other Selected Financial Information
  Capital Expenditures                              80.6             73.6             81.5             90.2             89.9
  Depreciation and Amortization Expense             98.4            107.4            113.0            120.1            129.7
  Research and Development Expenditures            220.1            254.6            201.9            224.5            269.6
  Backlog at Year End                            5,466.6          6,700.4          6,570.0          6,654.4          7,650.2
  Number of Employees at Year End                 29,000           32,300           34,700           36,900           37,700


Notes:

(A) Information has been restated to conform with the current presentation and, as applicable, for the two-for-one Common stock split which occurred in fiscal year 1992 (see Note F on page F-20).
(B) Results for fiscal year 1994 included the settlement of a civil suit (see Notes I and J on pages F-28 and F-29) and extraordinary loss on early extinguishment of debt (see Notes C and J on pages F-15 and F-29).
(C) In the fourth quarter of fiscal year 1991, the Company provided for the loss on sale of a division, which resulted in a charge to pre-tax earnings of $120.0 million or $100.1 million after tax. The effect on primary earnings per share for the year was a decrease of $2.31.
(D) During the five year period ended July 31, 1994, the Company declared no dividends on its Common stock.





                                     -9d-

Item 7.  Financial Review and Analysis
- --------------------------------------


Sales for the Company's continuing operations amounted to $3.45 billion, $3.47 billion and $3.71 billion for fiscal years 1994, 1993 and 1992, respectively. Earnings before extraordinary loss on the early extinguishment of debt for fiscal year 1994 were $51.3 million. Fiscal year 1993 earnings before the cumulative effect of a change in accounting for retiree health care and life insurance benefits amounted to $87.3 million. Earnings for fiscal year 1992 were $87.3 million.

       The Advanced Electronics segment reported sales of $1.73 billion, $1.84 billion and $1.96 billion for fiscal years 1994, 1993 and 1992, respectively. Related operating profit was $36 million, $118 million and $138 million, respectively. The decline in sales reflected the continuing reduction in defense budgets both in the U.S. and internationally. Although uncertainties exist with regards to the size and focus of future defense budgets, management believes that the Company's participation in a broad mix of programs will help lessen the impact of single program reductions or cancellations. The Company continues to focus on improving the cost structures and capacity of these operations to facilitate their competitive positions. The upfront costs of these efforts have affected profit and profit margin, but will enhance the ability of these operations to effectively compete for future contracts. Operating profit for fiscal year 1994 reflected a charge of $86.0 million for the settlement of a civil suit brought under the provisions of the False Claims Act (see Notes I and J of Notes to Consolidated Financial Statements). The
U. S. Government and the other plaintiffs agreed to release all claims in connection with the settlement. The settlement brought a conclusion to an uncertainty which would have required the commitment of company resources on a long-term basis. The strong cash flow generated by these operations, along with a lower level of debt, provide the Company with flexibility to pursue selective acquisitions in the defense industry. The backlog for this segment at July 31, 1994 was $1.70 billion compared with $1.93 billion at July 31, 1993.

       The Marine Engineering and Production segment reported sales of $1.48 billion, $1.39 billion and $1.49 billion for fiscal years 1994, 1993 and 1992, respectively. Related operating profit was $141 million, $130 million and $138 million, respectively. This segment's major customer is the U.S. Government; however, it is continuing to explore opportunities internationally. Management has continued to monitor and adjust the size of its operations to enhance efficiency, which will benefit its ability to compete successfully in the marketplace. This segment continued its solid performance and strong cash flow during fiscal year 1994. Sales showed a modest increase and there was an improvement in profit margin in fiscal year 1994 over 1993. Backlog at July 31, 1994 was $3.69 billion compared with $4.64 billion at July 31, 1993. In an announcement made in June 1994, the U.S. Navy awarded the Company a contract to construct an additional Aegis destroyer with options for two more. The backlog at July 31, 1994 did not include the options for the two destroyers, but it is anticipated that the U.S. Navy will fund their construction from its fiscal year 1995 budget.

       The Interconnect Products segment provides a broad line of electronic components and interconnect products to diverse markets worldwide. This segment reported sales of $289 million, $307 million and $324 million for fiscal years 1994, 1993 and 1992, respectively. Operating profit for each of

- --------------------------------------

these years was $8 million, $19 million and $16 million, respectively. The lower operating profit in fiscal year 1994 was primarily due to a charge recorded to adjust the net assets of a division to net realizable value in connection with its possible sale or closure.

Information about the Company's segments can be found on pages F-30 and F-31.

In the current environment, the Company, along with other government contractors, will be subject to reviews and investigations by the U.S. Government in connection with the performance of and accounting for contracts. In the event a contractor is found to be in noncompliance with procurement rules and regulations, the U.S. Government may impose various sanctions including monetary payments as well as suspension or debarment from receiving further contracts. The U.S. Government may also unilaterally terminate contracts with compensation for work completed and costs incurred. At the present time, management is not aware of any circumstances which would result in a material impact on its consolidated financial statements.


Discontinued Operations

On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, Western Atlas Inc. ("WAI"), which has been reflected herein as discontinued operations (see Note B of Notes to Consolidated Financial Statements). The balance sheet effect of the distribution was a reduction to Litton's Shareholders' Investment in the amount of $915.3 million representing the book value of net assets distributed. Results for fiscal year 1994 included special charges totalling $179 million, net of tax, recorded to reflect the write-down of net assets in connection with WAI's decision to sell the Core Laboratories division of Western Atlas International, Inc. and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities.


Liquidity and Capital Resources

Cash and marketable securities amounted to $117.1 million and $353.7 million at July 31, 1994 and 1993, respectively. The significant uses of cash during fiscal year 1994 included the early extinguishment (see Note C of Notes to Consolidated Financial Statements) of the Company's 12 5/8% Subordinated Debentures in the principal amount of $435.8 million and the $86.0 million payment in connection with the settlement of the civil suit previously discussed. Both of these transactions occurred in July 1994. Cash flow from operations was the primary source of funds utilized in these transactions. The Company also received approximately $100 million repayment from WAI for certain intercompany indebtedness at the time of the distribution of the common stock of WAI.

       Net interest expense for fiscal year 1994 was $32.6 million compared with $66.1 million for fiscal year 1993 and $85.2 million for fiscal year 1992. Interest expense declined significantly in fiscal year 1994 compared with 1993 due primarily to the June 28, 1993 call for redemption of the zero coupon convertible subordinated notes. Substantially all of the notes outstanding were converted into 6.114 million shares of Litton Common stock

- --------------------------------------

and the remainder was redeemed in cash. Corporate interest costs of $7.0 million, $12.0 million and $12.0 million were attributed to WAI and, therefore, reclassified to discontinued operations for fiscal years 1994, 1993 and 1992, respectively. Additionally, interest income was higher in fiscal year 1994 due to higher average invested cash balances. The decrease in net interest expense in fiscal year 1993 compared with 1992 was primarily due to the redemption in July 1992 of the Company's 11 1/2% Subordinated Notes in the principal amount of $435.8 million. In connection with the transaction, the Company repatriated certain earnings of a foreign subsidiary for which U.S. taxes had been provided, but not previously paid. The taxes due on the repatriated earnings were the principal reason for the higher tax payments in fiscal year 1992. Tax payments amounted to $195.0 million, $180.6 million and $220.7 million in fiscal years 1994, 1993 and 1992, respectively.

Management believes that the Company will be able to meet its working capital requirements with existing cash and marketable securities and internally generated funds. In addition, the Company has available credit commitments of up to $400 million for its general use.


Shareholder Rights Plan

On August 17, 1994, the Company's Board of Directors declared a dividend of one purchase right to a portion of a preferred share for each outstanding share of Common stock, payable August 31, 1994 to shareholders of record on that date. See Note F of Notes to Consolidated Financial Statements for further discussion.


Environmental Matters

The Company has been named as a potentially responsible party in respect to various sites to which certain of its operations may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites owned or leased by the Company. At this time, the Company believes that its ultimate liability for additional expenditures associated with sites owned and other sites to which it may have contributed wastes will not have a material adverse effect on its consolidated financial statements.

- --------------------------------------

New Accounting Standards

In November 1992, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, which establishes standards of accounting and reporting for the estimated costs of benefits provided to former or inactive employees after employment but before retirement. In May 1993, the FASB issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in debt securities and equity securities. The Company believes that the adoption of these standards, to be made in the first quarter of fiscal year 1995, will have virtually no impact on its consolidated financial statements.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
- ------------------------------------------------------------

Information on directors of the Company will be included under the caption "The Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 8, 1994, which is hereby incorporated by reference.

The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 10, 1994 and their business experience during the prior five years:

                                              Positions and offices presently
Name                               Age        held and business experience
- ----                               ---        -------------------------------
John M. Leonis                     61         President and Chief Executive Officer and a director since
                                              March, 1994; prior thereto Senior Vice President since July,
                                              1990 and Group Executive of the Company's Navigation, Guidance
                                              and Control Systems Group since 1988; Vice President from 1988 to 1990.

Rudolph E. Lang, Jr.               58         Senior Vice President and Chief Financial Officer and a
                                              director since March, 1994; prior thereto Senior Vice
                                              President and Controller since December, 1988.

Michael R. Brown                   53         Senior Vice President since June, 1992 and Group Executive of the Electronic Warfare Systems Group since 1988; Vice
                                              President from 1989 to 1992.

Richard D. Fleck                   64         Senior Vice President since 1988 and Group Executive of the
                                              Command, Control and Communications Systems Group since 1986.

Larry A. Frame                     58         Senior Vice President and Group Executive of the Navigation, Guidance
                                              and Control Systems Group since March, 1994; prior thereto Division
                                              President of the Guidance and Control Systems Division since
                                              April, 1988; Vice President from 1990 to 1994.

Gerald J. St. Pe'                  54         Senior Vice President of the Company since 1986 and President of Ingalls Shipbuilding, Inc., a subsidiary of the Company, since 1987.

- ------------------------------------------------------------

                                              Positions and offices presently
Name                               Age        held and business experience
- ----                               ---        -------------------------------
John E. Preston                    53         Senior Vice President and General Counsel since March, 1994;
                                              prior thereto Vice President and Associate General Counsel since April, 1990; Vice President and Group Counsel for
                                              Advanced Electronics Group since 1978.

Timothy G. Paulson                 47         Vice President and Treasurer since June, 1994; prior thereto
                                              Vice President of Finance and Administration of the Company's
                                              Amecom Division since 1991; Division Controller since 1986.

Carol A. Wiesner                   55         Vice President and Controller since June, 1994;  prior thereto
                                              Vice President and Treasurer since June, 1988.  Chief
                                              Accounting Officer of the Company.

Item 11.  Executive Compensation
- --------------------------------

Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 8, 1994, which is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
- ------------------------------------------------------------------------

Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 8, 1994, which is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions
- --------------------------------------------------------

Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 8, 1994, which is hereby incorporated by reference.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
- -------------------------------------------------------------------------

                                                                                                           Page
                                                                                                           ----
(a)(1)      Financial Statements
              See Part II


(a)(2)      Financial Statement Schedules                                                                    *


            Litton Industries, Inc. and Subsidiary Companies

              Schedule       I      -    Marketable Securities and Other Investments                        S-1
              Schedule       II     -    Amounts Receivable From Related
                                         Parties and Employees Other Than
                                         Related Parties                                                    S-2a
              Schedule       V      -    Property, Plant and Equipment                                      S-3
              Schedule       VI     -    Accumulated Depreciation and Amortization of Property,
                                         Plant and Equipment                                                S-4
              Schedule       IX     -    Short-term Borrowings                                              S-5
              Schedule       X      -    Supplementary Income Statement Information                         S-6


(a)(3)      Executive Compensation Plans and Arrangements                                                    18

(b)         Reports on Form 8-K
            (1)  In a report filed on Form 8-K dated July 11, 1994, the Company reported that it effected an in-substance defeasance of its 12 5/8% Subordinated Debentures in the principal amount of $435.8 million due July 1, 2005. See Notes C and J of Notes to Consolidated Financial Statements included in this Annual
                  Report on Form 10-K for further information.

            (2)  In a report filed on Form 8-K dated July 14, 1994, the Company reported that it settled a previously reported civil suit.
                  See Notes I and J of Notes to Consolidated Financial
                  Statements included in this Annual Report on Form 10-K for further information.

(c)         Index to Exhibits                                                                               E-1

* All other schedules and notes specified under Regulation S-X are omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 EXECUTIVE COMPENSATION PLANS and ARRANGEMENTS

                                                                                    Report With
                                                                   Exhibit          Which Exhibit
Description                                                        No.              Was Filed
- -----------                                                        -------          -------------

Directors' annual retainer and attendance                          10.1             April, 1994
 fees.                                                                              Form 10-Q

Director retirement age and postretirement                         10.2(b)          1991 Form 10-K
 payments to directors.

Litton Supplemental Retirement Plan.                               10.3             1983 Form 10-K
  -Amendment to the Litton Supplemental                            10.1             April, 1993
    Retirement Plan.                                                                Form 10-Q

Form of the agreement under the Litton                             10.4(a)          1984 Form 10-K
 Industries, Inc. Executive Survivor
 Benefit Plan.
  -Amendment to the Executive Survivor                             10.4(a)          1986 Form 10-K
    Benefit Plan, adopted June 13, 1986.

Extended notice of termination.                                    10.7             1992 Form 10-K

Incentive loans.                                                   10.8(a)          1991 Form 10-K

Supplemental Medical Insurance Plan.                               10.10            1990 Form 10-K

Litton Industries, Inc. 1981 Incentive Stock                       10.12(a)         1982 Form 10-K
 Option Plan.
  -Adjustment for the distribution of                              10.12(b)         1993 Form 10-K
    Western Atlas Inc.

Orion L. Hoch Supplemental Retirement                              10.13(b)         1983 Form 10-K
 Agreement and Supplemental Medical
 Insurance Plan.
  -First Amendment.                                                10.13(c)         1984 Form 10-K
  -Second Amendment.                                               10.4             April, 1994
                                                                                    Form 10-Q
  -Approval for participation in the                               10.2             April, 1994
   Supplemental Medical Insurance Plan                                              Form 10-Q

Lifetime participation of Fred W. O'Green                          10.13(e)         1988 Form 10-K
 and Mildred G. O'Green in the Supplemental
 Medical Insurance Plan.

Litton Industries, Inc. 1984 Long-Term Stock                       10.14(a)         1992 Form 10-K
 Incentive Plan, as amended.
  -Amendment dated August 12, 1993.                                10.14(c)         1993 Form 10-K
  -Adjustment for the distribution of                              10.14(d)         1993 Form 10-K
    Western Atlas Inc.



                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                 EXECUTIVE COMPENSATION PLANS and ARRANGEMENTS
                                  (continued)

                                                                                    Report With
                                                                   Exhibit          Which Exhibit
Description                                                        No.              Was Filed
- -----------                                                        -------          -------------
Litton Industries, Inc. Performance Award                          10.15            1984 Form 10-K
 Plan.
  -Amendment dated December 2, 1992.                               10.2             April, 1993
                                                                                    Form 10-Q

Litton Industries, Inc. Restoration Plan.                          10.16            1989 Form 10-K

Litton Industries, Inc. Director Stock                             10.18(a)         1989 Form 10-K
 Option Plan.
  -Adjustment for the distribution of                              10.18(c)         1993 Form 10-K
    Western Atlas Inc.

Consulting agreement between a subsidiary of                       10.5             April, 1994
 the Company and Thomas B. Hayward, a                                               Form 10-Q
 director.

The Company's "Group Bonus Plan Fiscal                             10.24            1992 Form 10-K
 1992."

Incentive compensation plan of Ingalls                             10.25            1992 Form 10-K
 Shipbuilding, Inc., a subsidiary of the
 Company.

Litton Industries, Inc. Deferred                                   10.26            April, 1993
 Compensation Plan for Directors.                                                   Form 10-Q

Form of Change of Control Employment                               10.27            1993 Form 10-K
 Agreement.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LITTON INDUSTRIES, INC.

                                               /s/ Carol A. Wiesner
                                               -----------------------------
                                               Carol A. Wiesner
                                               Vice President and Controller
                                               (Chief Accounting Officer)

October 14, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



/s/ W. W. Booth                                 /s/ Alton J. Brann
- -------------------------------------           ---------------------------------------
Wallace W. Booth, October 14, 1994              Alton J. Brann, October 14, 1994
Director                                        Director and
                                                Chairman of the Board

/s/ J. T. Casey                                 /s/ Carol B. Hallett
- -------------------------------------           ---------------------------------------
Joseph T. Casey, October 14, 1994               Carol B. Hallett, October 14, 1994
Director                                        Director

/s/ Thomas B. Hayward                           /s/ O. L. Hoch
- -------------------------------------           ---------------------------------------
Thomas B. Hayward, October 14, 1994             Orion L. Hoch, October 14, 1994
Director                                        Director

/s/                                             /s/ Rudolph E. Lang, Jr.
- -------------------------------------           ---------------------------------------
David E. Jeremiah, October 14, 1994             Rudolph E. Lang, Jr., October 14, 1994
Director                                        Director,
                                                Senior Vice President and
                                                Chief Financial Officer

/s/ Robert H. Lentz                             /s/ John M. Leonis
- -------------------------------------           ---------------------------------------
Robert H. Lentz, October 14, 1994               John M. Leonis, October 14, 1994
Director                                        Director,
                                                President and
                                                Chief Executive Officer

/s/                                             /s/ C. B. Thornton, Jr.
- -------------------------------------           ---------------------------------------
William P. Sommers, October 14, 1994            C. B. Thornton, Jr., October 14, 1994
Director                                        Director



/s/ Carol A. Wiesner
- -------------------------------------
Carol A. Wiesner, October 14, 1994
Vice President and Controller
(Chief Accounting Officer)

Litton Industries, Inc.
Management's Responsibility for Financial Reporting


The consolidated financial statements of Litton Industries, Inc. and subsidiary companies, and related financial information included in this Annual Report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect estimates and judgments, have been prepared in conformity with generally accepted accounting principles.

       The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. As part of this system, the Company has an internal audit staff to monitor the compliance with and the effectiveness of established procedures.

       The consolidated financial statements have been audited by DELOITTE & TOUCHE LLP, independent certified public accountants, whose report appears on page F-2.

       The Audit and Compliance Committee of the Board of Directors, which consists solely of directors who are not employees of the Company, meets periodically with management, the independent auditors and the Company's internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both with and without the presence of Company management.





/s/ Rudolph E. Lang, Jr.
- ------------------------
Rudolph E. Lang, Jr.
Senior Vice President and
Chief Financial Officer



October 10, 1994

INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Litton Industries, Inc.
Beverly Hills, California


We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies as of July 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended July 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note H to the consolidated financial statements, in fiscal year 1993 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.



DELOITTE & TOUCHE LLP


Los Angeles, California
September 22, 1994

                            Litton Industries, Inc.
                     Consolidated Statements of Operations


                                                   Year Ended July 31
(thousands of dollars,                  ----------------------------------------
 except per share amounts)                    1994           1993           1992
- --------------------------------------------------------------------------------
Sales and Service Revenues              $3,446,053     $3,474,158     $3,710,838
- --------------------------------------------------------------------------------

Costs and Expenses
  Cost of sales (exclusive of
   depreciation shown below)             2,777,462      2,801,485      2,989,279
  Selling, general and
   administrative                          360,875        354,826        378,983
  Depreciation and amortization             98,444        107,380        113,023
  Interest - net (Note C)                   32,624         66,101         85,230
  Unusual item -
   litigation settlement
   (Notes I and J)                          86,000              -              -
- --------------------------------------------------------------------------------
      Total                              3,355,405      3,329,792      3,566,515
- --------------------------------------------------------------------------------
Earnings from Continuing
 Operations before Taxes on
 Income, Extraordinary Item and
 Cumulative Effect of a Change in
 Accounting Principle                       90,648        144,366        144,323
Taxes on Income (Note G)                   (39,342)       (57,025)       (57,024)
- --------------------------------------------------------------------------------
Earnings from Continuing
 Operations before Extraordinary
 Item and Cumulative Effect of a
 Change in Accounting Principle             51,306         87,341         87,299
Discontinued Operations (Note B)          (173,079)        94,962         87,138
- --------------------------------------------------------------------------------
Earnings (Loss) before
 Extraordinary Item and Cumulative
 Effect of a Change in
 Accounting Principle                     (121,773)       182,303        174,437
Extraordinary Loss (Notes C and J)         (30,732)             -              -
Cumulative Effect of a Change
 in Accounting Principle (Note H)
  Continuing Operations                          -       (106,727)             -
  Discontinued Operations                        -        (10,390)             -
- --------------------------------------------------------------------------------
Net Earnings (Loss)                     $ (152,505)    $   65,186     $  174,437
================================================================================




See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
                     Consolidated Statements of Operations
                                  (continued)


                                                   Year Ended July 31
(thousands of dollars,                   ------------------------------------
 except per share amounts)                 1994            1993          1992
- -----------------------------------------------------------------------------
Earnings (Loss) per Share (Notes A
 and F)
  Primary
    Earnings before Extraordinary
     Item and Cumulative Effect
     of a Change in
     Accounting Principle
      Continuing Operations              $ 1.10          $ 2.10         $2.10
      Discontinued Operations             (3.79)           2.31          2.12
    Extraordinary Loss                    (0.67)              -             -
    Cumulative Effect of a
     Change in Accounting
     Principle
      Continuing Operations                   -           (2.60)            -
      Discontinued Operations                 -           (0.25)            -
- -----------------------------------------------------------------------------
  Total Primary                          $(3.36)         $ 1.56         $4.22
=============================================================================
  Fully Diluted
    Earnings before Extraordinary
     Item and Cumulative Effect
     of a Change in
     Accounting Principle
      Continuing Operations              $ 1.10          $ 2.10         $2.10
      Discontinued Operations             (3.79)           2.31          1.84
    Extraordinary Loss                    (0.67)              -             -
    Cumulative Effect of a
     Change in Accounting
     Principle
      Continuing Operations                   -           (2.60)            -
      Discontinued Operations                 -           (0.25)            -
- -----------------------------------------------------------------------------
  Total Fully Diluted                    $(3.36)         $ 1.56         $3.94
=============================================================================



See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
                          Consolidated Balance Sheets


                                                              July 31
                                                    -------------------------
(thousands of dollars)                                    1994           1993
- -----------------------------------------------------------------------------
Assets
Current Assets
  Cash and marketable securities (Note C)           $  117,104     $  353,737
  Accounts receivable less allowance for
   doubtful accounts of $12,866 (1994)
   and $12,017 (1993) (Note D)                         320,985        470,970
  Inventories less progress billings
   (Notes A and D)                                     481,073        509,078
  Deferred tax assets (Note G)                         330,495        313,966
  Prepaid expenses                                      14,416         12,790
- -----------------------------------------------------------------------------
Total Current Assets                                 1,264,073      1,660,541
- -----------------------------------------------------------------------------
Property, Plant and Equipment, Net
 (Notes A and E)                                       597,616        638,038
- -----------------------------------------------------------------------------
Goodwill and Other Intangibles, Net of
 Amortization of $54,668 (1994)
 and $47,751 (1993) (Notes A and B)                    138,395        137,193
- -----------------------------------------------------------------------------
Long-term Investments and Other Assets
 (Includes $1,951 (1994) and $4,634 (1993)
 Due from Related Parties and $100 million
 due from Western Atlas Inc. (1993)) (Note H)          254,212        313,298
- -----------------------------------------------------------------------------
Net Assets of Western Atlas Inc. (Note B)                    -      1,085,353
- -----------------------------------------------------------------------------
Total Assets                                        $2,254,296     $3,834,423
=============================================================================

See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
                          Consolidated Balance Sheets
                                  (continued)

                                                             July 31
                                                    ------------------------
(thousands of dollars)                                    1994          1993
- ----------------------------------------------------------------------------
Liabilities and Shareholders' Investment
Current Liabilities
  Accounts payable                                  $  555,895    $  546,349
  Payrolls and related expenses                        225,124       263,801
  Taxes on income                                      120,511       152,029
  Notes payable and current portion of
   long-term obligations (Note C)                       97,734        65,721
  Customer deposits and contract
   liabilities (Note D)                                227,877       197,335
- ----------------------------------------------------------------------------
Total Current Liabilities                            1,227,141     1,225,235
- ----------------------------------------------------------------------------
Long-term Obligations (Note C)                         105,621       106,474
- ----------------------------------------------------------------------------
Postretirement Benefit Obligations
 other than Pensions (Note H)                          198,795       183,032
- ----------------------------------------------------------------------------
Other Long-term Liabilities                             63,833       115,110
- ----------------------------------------------------------------------------
Deferred Tax Liabilities (Note G)                       48,492       105,049
- ----------------------------------------------------------------------------
Subordinated Debentures (Note C)                             -       435,805
- ----------------------------------------------------------------------------
Shareholders' Investment (Notes A and F and
 accompanying statements)
  Capital stock
    Voting preferred stock - Series B
     (liquidating preference $8,213)                     2,053         2,053
    Common stock (shares outstanding:
     45,913,646 (1994) and 45,519,821 (1993))           45,914        45,520
  Additional paid-in capital                           273,280       706,191
  Retained earnings                                    317,681       934,605
  Cumulative currency translation adjustment           (28,514)      (24,651)
- ----------------------------------------------------------------------------
Total Shareholders' Investment                         610,414     1,663,718
- ----------------------------------------------------------------------------
Total Liabilities and Shareholders' Investment      $2,254,296    $3,834,423
============================================================================





See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
              Consolidated Statements of Shareholders' Investment

                                                                 Capital Stock
                                                          -------------------------
                                                Total     Preferred                                                    Cumulative
                                               Share-      Series B          Common     Additional                       Currency
                                             holders'           Par             Par        Paid-in       Retained     Translation
(thousands of dollars)                     Investment      Value $5        Value $1        Capital       Earnings      Adjustment
- ---------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1991                   $1,157,069        $2,053         $39,658       $359,582       $765,860        $(10,084)

   Net earnings                               174,437             -               -              -        174,437               -
   Cash dividends on Preferred-
    Series B ($2.00 per share)                   (821)            -               -              -           (821)              -
   Purchase of Common stock                    (1,458)            -             (32)        (1,229)          (197)              -
   Exercise of employee stock options          31,163             -             829         30,334              -               -
   Currency translation adjustment              3,671             -               -              -              -           3,671
- ----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1992                    1,364,061         2,053          40,455        388,687        939,279          (6,413)

   Net earnings                                65,186             -               -              -         65,186               -
   Cash dividends on Preferred-
    Series B ($2.00 per share)                   (821)            -               -              -           (821)              -
   Purchase of Common stock                   (90,957)            -          (1,769)       (20,149)       (69,039)              -
   Exercise of employee stock options          31,900             -             720         31,180              -               -
   Conversion of zero coupon
    convertible subordinated notes            312,587             -           6,114        306,473              -               -
   Currency translation adjustment            (18,238)            -               -              -              -         (18,238)
- ----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1993                    1,663,718         2,053          45,520        706,191        934,605         (24,651)





Financial information at July 31, 1991 has been adjusted for a two-for-one common stock split (see Note F).


See accompanying notes to consolidated financial statements.

                             Litton Industries Inc.
              Consolidated Statements of Shareholders' Investment
                                  (continued)

                                                              Capital Stock
                                                              -------------
                                                 Total    Preferred                                                  Cumulative
                                                Share-     Series B       Common      Additional                       Currency
                                              holders'          Par          Par         Paid-in        Retained    Translation
(thousands of dollars)                      Investment     Value $5     Value $1         Capital        Earnings     Adjustment
- -------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JULY 31, 1993                     1,663,718        2,053       45,520         706,191         934,605        (24,651)
   Net loss                                   (152,505)           -            -               -        (152,505)             -
   Cash dividends on Preferred-
    Series B ($2.00 per share)                    (821)           -            -               -            (821)             -
   Purchase of Common stock                     (2,736)           -          (44)           (803)         (1,889)             -
   Exercise of employee stock options           15,850            -          438          15,412               -              -
   Currency translation adjustment               2,201            -            -               -               -          2,201
   Distribution of Western Atlas Inc.
    (Note B)                                  (915,293)           -            -        (447,520)       (461,709)        (6,064)
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE AT JULY 31, 1994                    $  610,414       $2,053      $45,914       $ 273,280       $ 317,681       $(28,514)
===============================================================================================================================





Financial information at July 31, 1991 has been adjusted for a two-for-one common stock split (see Note F).


See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
                     Consolidated Statements of Cash Flows


                                                                Year Ended July 31
                                                  -------------------------------------------
(thousands of dollars)                                 1994             1993             1992
- ---------------------------------------------------------------------------------------------
Cash and cash equivalents at beginning
 of period                                        $ 237,440        $ 169,972        $ 341,273
- ---------------------------------------------------------------------------------------------

Cash Was Provided by (Used for)
Operating Activities
Continuing Operations
  Net earnings (loss)                                20,574          (19,386)          87,299
  Adjustments to reconcile net
   earnings (loss) to net cash provided
   by operating activities
    Extraordinary loss on early
     extinguishment of debt                          30,732                -                -
    Cumulative effect of a change in
     accounting principle                                 -          106,727                -
    Depreciation and amortization                    98,444          107,380          113,023
    Deferred income tax benefit                    (105,115)         (46,601)        (237,005)
    Decrease in accounts receivable                 152,523          101,072           60,960
    Decrease (increase) in inventory                 16,714           60,222           (9,489)
    Increase in deferred tax assets                 (16,529)          (9,260)          (7,427)
    (Increase) decrease in prepaid
     expenses                                        (1,445)             703               30
    Increase (decrease) in accounts
     payable                                         12,632           48,876          (27,934)
    (Decrease) increase in payrolls
     and related expenses                           (30,734)           2,791           (4,845)
    (Decrease) increase in taxes
     on income                                      (17,712)         (29,384)          96,308
    Increase (decrease) in customer
     deposits and contract liabilities               30,542         (113,060)            (300)
    Other operating activities                        1,860          (14,834)          (6,673)
- ---------------------------------------------------------------------------------------------
Cash provided by operating activities               192,486          195,246           63,947
- ---------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
                     Consolidated Statements of Cash Flows
                                  (continued)


                                                            Year Ended July 31
                                              ---------------------------------------------
(thousands of dollars)                           1994               1993              1992
- -------------------------------------------------------------------------------------------
Investing Activities
Continuing Operations
  Purchase of capital assets                  (80,599)           (73,611)          (81,459)
  Decrease in other current
   marketable securities                       43,512             32,329           240,651
  Purchase of businesses, net
   of cash acquired                           (21,919)           (11,642)          (83,266)
  Proceeds from sale of investments            16,360             44,570            28,644
  Proceeds from sale of property,
   plant and equipment                         14,594             15,517            12,311
  Other investing activities                   18,712             (5,853)           13,438
- -------------------------------------------------------------------------------------------
Cash (used for) provided by
 investing activities                          (9,340)             1,310           130,319
- -------------------------------------------------------------------------------------------

Financing Activities
Continuing Operations
  Early extinguishment of debt and
   repayment of other subordinated
   notes and long-term obligations           (493,405)            (9,413)         (444,998)
  Increase (decrease) in short-term
   obligations, net                            33,614            (79,951)           58,805
  Purchase of Common stock                     (2,536)           (87,720)             (192)
  Other financing activities                   13,830             17,736            22,105
- -------------------------------------------------------------------------------------------
Cash used for financing activities           (448,497)          (159,348)         (364,280)
- -------------------------------------------------------------------------------------------
Net cash (used for) provided by
 continuing operations                       (265,351)            37,208          (170,014)
- -------------------------------------------------------------------------------------------
Net cash provided by (used for)
 discontinued operations                       72,437             30,260            (1,287)
- -------------------------------------------------------------------------------------------

Resulting in (Decrease) Increase in
 Cash and Cash Equivalents (Note A)          (192,914)            67,468          (171,301)
- -------------------------------------------------------------------------------------------
Cash and cash equivalents at
 end of period                              $  44,526          $ 237,440         $ 169,972
===========================================================================================





See accompanying notes to consolidated financial statements.

                            Litton Industries, Inc.
                  Notes To Consolidated Financial Statements


Note A:  Significant Accounting Policies

PRINCIPLES OF CONSOLIDATION The accounts of Litton Industries, Inc. and all its majority-owned subsidiaries (the "Company" or "Litton") are included in the accompanying consolidated financial statements. All material intercompany transactions have been eliminated. Certain reclassifications of prior period information were made to conform to the current year presentation. The shares of common stock of Western Atlas Inc. ("WAI"), a former subsidiary of Litton, were distributed to holders of Litton Common stock in the form of a dividend on March 17, 1994. The accounts of WAI have been segregated and reflected as discontinued operations (see Note B).

CASH EQUIVALENTS The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

EARNINGS PER SHARE Primary earnings per share computations are based on the weighted average number of common shares outstanding and common share equivalents with dilutive effects, if applicable. Computations were based on 45,720,585 (1994), 41,160,479 (1993) and 41,175,564 (1992) weighted average shares and net earnings after provision for cash dividends on preferred stock.

       Fully diluted earnings per share are calculated assuming the conversion of all potentially dilutive securities, if applicable. For fiscal year 1992 the calculation included an increase to available income by pro forma reduction of interest expense for the zero coupon convertible subordinated notes, net of income taxes. For fiscal year 1993 the impact of the pro forma earnings adjustment of the foregoing interest expense caused fully diluted earnings per share to be anti-dilutive, therefore primary earnings per share amounts also reflected fully diluted earnings per share amounts. See the "Quarterly Financial Information (Unaudited)" for fully diluted earnings per share for the interim quarters of fiscal year 1993. As discussed in Note C, on June 28, 1993 the Company called for redemption its zero coupon convertible subordinated notes due 2010. Shares used in calculating fully diluted earnings per share for the fiscal year ended July 31, 1992 were 47,326,240.

INVENTORIES AND LONG-TERM CONTRACTS Inventories are stated at the lower of cost or market. Costs accumulated under long-term contracts approximate actual costs incurred. Other inventories are generally valued using the first-in, first-out method or average cost method. General and administrative costs are allocated to and included in the work in process inventory of the Marine Engineering and Production segment and certain divisions of the Advanced Electronics segment. Otherwise, general and administrative costs are expensed as incurred.

       Revenues and profits on long-term contracts are recorded under the percentage-of-completion method of accounting. Major contracts for complex weapons and defense systems are performed over extended periods of time and are subject to changes in scope of work and delivery schedules. Total revenues on these contracts are necessarily estimated while the changes are being negotiated and their impact assessed. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

RESEARCH AND DEVELOPMENT Company-sponsored research and development expenditures are charged to expense as incurred. Worldwide expenditures on research and development activities amounted to $220.1 million, $254.6 million and $201.9 million, of which 26%, 21% and 38% were Company-sponsored, in the years ended July 31, 1994, 1993 and 1992, respectively.

PROPERTY, PLANT AND EQUIPMENT Investment in property, plant and equipment is stated at cost. Allowances for depreciation and amortization, computed generally by the straight-line method for financial reporting purposes, are provided over the estimated useful lives of the related assets.

INCOME TAXES The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), effective August 1, 1993 (see Note G). The adoption of this statement did not have a material impact on the Company's consolidated financial statements. Prior years' financial statements have not been restated.

FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Cumulative currency translation adjustment" component of Shareholders' Investment. Currency adjustments included in the Consolidated Statements of Operations are principally related to transactions and are as follows:

                                                      Year Ended July 31
(thousands of dollars)                           1994        1993        1992
- ------------------------------------------------------------------------------
Currency adjustment gain (loss)               $ 1,422      $3,763     $(2,600)
Tax (provision) benefit                        (1,046)       (561)      1,153
- ------------------------------------------------------------------------------
Net currency adjustment gain (loss)           $   376      $3,202     $(1,447)
==============================================================================

The Company enters into forward purchase contracts and buys put options to hedge, at amounts deemed appropriate, the exposure of certain of its assets (exclusive of property, plant and equipment) and liabilities. The carrying amounts of the hedging contracts at July 31, 1994 and 1993 were not material, nor were the amounts hedged.

PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) in the fourth quarter of fiscal year 1993. The Company's postretirement plans other than pensions consist primarily of health care and life insurance benefits. The Company elected immediate recognition of the transition liability. For further discussion of accounting policies for pension and other postretirement benefit plans see Note H.

GOODWILL AND OTHER INTANGIBLES For financial statement purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. The current and future profitability of the operations to which the goodwill relates are continually evaluated (at least annually). These factors, along with management's plans with respect to the operations and the projected undiscounted cash flows, are considered in assessing the recoverability of the goodwill.

ENVIRONMENTAL COSTS Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts and such amounts are reasonably estimable. The Company's exposure is mitigated by potential insurance reimbursements and to the extent such costs are recoverable under the Company's U.S. Government contracts. These recoveries are not recorded until collection is probable.

Note B:  Business Divestitures and Acquisitions


Distribution of WAI

On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary Western Atlas Inc. ("WAI"). The WAI operations, reflected herein as discontinued operations, comprised substantially all of the Company's former oilfield services and industrial automation systems businesses. The distribution ("Distribution") was made in the form of a dividend to holders of record of Litton Common stock at the close of business on March 14, 1994. Litton shareholders of record received one share of WAI common stock for each share of Litton Common stock owned. The consolidated financial statements reflect an accounting date for the Distribution of February 28, 1994, which resulted in a reduction of Litton's Shareholders' Investment in the amount of $915.3 million representing the book value of net assets distributed.

Sales were $1.09 billion, $2.01 billion and $1.98 billion for the seven months ended February 28, 1994, fiscal year 1993 and fiscal year 1992, respectively. Net earnings (loss) were ($173) million, $85 million and $87 million for the same periods. Results for the seven months ended February 28, 1994 included special charges totalling $179 million, net of tax, recorded to reflect the write-down of net assets of a certain division and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities. Net earnings for fiscal year 1993 included the cumulative effect of a change in accounting principle for $10 million. Corporate interest costs of $7 million, $12 million and $12 million have been attributed to WAI and, therefore, reclassified to discontinued operations for the seven months ended February 28, 1994, fiscal year 1993 and fiscal year 1992, respectively. Income tax expense (benefit) allocated to WAI for the same periods was ($55) million, $79 million and $73 million.

During fiscal year 1994, WAI purchased from Dresser Industries, Inc. its 29.5% minority interest in Western Atlas International, Inc. for $358 million in cash and four subordinated notes of $50 million each which mature, respectively, in each of four years commencing in 1998. Additionally, WAI purchased the business and substantially all of the assets of Halliburton Company's geophysical services business for an estimated purchase price of $190 million, of which $100 million was paid in cash and the remainder in notes maturing over periods of three and one-half to four years following the closing date of the transaction. The funds used to effect these transactions were advanced by Litton and were reimbursed to Litton at Distribution.


Acquisitions

In August 1992, the Company acquired General Instrument Corporation's Defense Systems group ("Defense Systems group"). The Defense Systems group is a leading supplier of passive electronic warfare systems, such as threat warning and electronic support measures systems, for the U.S. Department of Defense and for allied nations. The purchase price was $83 million, inclusive of goodwill of $27 million which is being amortized over a period of 10 years.

   Other acquisitions which were made during the three years ended July 31, 1994 are integral to the Company's goals though not material in aggregate to the Company's consolidated financial statements in any one year. The acquisitions were paid in cash and have been accounted by the purchase method.

Note C:  Cash and Marketable Securities, Debt and Interest

Cash and marketable securities consist of the following interest-earning investments:

                                                               July 31
(thousands of dollars)                                    1994             1993
- -------------------------------------------------------------------------------
Time deposits and certificates of deposit             $ 61,007         $111,871
U.S. Government and U.S. Government agency
 obligations                                            54,097          113,023
Other short-term negotiable instruments                  2,000          128,843
- -------------------------------------------------------------------------------
                                                      $117,104         $353,737
===============================================================================

The Company's marketable securities consist of high quality securities issued by a number of institutions having high credit ratings. This investment policy limits the Company's exposure to concentrations of credit risk. In July 1994, the Company purchased approximately $489 million face value in U.S. Government obligations to effect the early extinguishment of debt as further explained below.

Cash and cash equivalents (see Note A) at July 31, 1994 consisted of
$37.1 million in time deposits and certificates of deposit, $5.4 million in U.S. Government obligations and $2.0 million in commercial paper. At July 31, 1993 cash and cash equivalents consisted of $110.6 million in time deposits and certificates of deposit and $126.8 million in commercial paper.

Notes payable and current portion of long-term obligations are composed of:

                                                               July 31
(thousands of dollars)                                    1994             1993
- -------------------------------------------------------------------------------
Notes payable to banks                                $ 86,443         $ 55,363
Current portion of long-term obligations                11,291           10,358
- -------------------------------------------------------------------------------
                                                      $ 97,734         $ 65,721
===============================================================================

Long-term obligations consist of the following:

                                                               July 31
(thousands of dollars)                                    1994             1993
- -------------------------------------------------------------------------------
Capital lease commitments (Note E)                    $ 24,347         $ 31,425
- -------------------------------------------------------------------------------
Other long-term obligations
  Pension accruals (other than U.S. and
   Canadian plans)                                      49,480           43,820
  Industrial Development Revenue Bonds, with
   interest based generally on 70% of
   the current prime rate in fiscal
   years 1994 and 1993, due to 2008                     21,315           21,383
Other debt, with average interest at 7.7%
 (1994) and 8.125% (1993), due to 2002                  10,479            9,846
- -------------------------------------------------------------------------------
                                                        81,274           75,049
- -------------------------------------------------------------------------------
                                                      $105,621         $106,474
===============================================================================

Other long-term obligations at July 31, 1994 mature as follows:

(thousands of dollars)
- ------------------------------------------------------------------------------
Year ended July 31
   1996                                                               $  3,997
   1997                                                                  4,047
   1998                                                                  4,007
   1999                                                                  4,129
Years subsequent to July 31, 1999                                       65,094
- ------------------------------------------------------------------------------
                                                                      $ 81,274
==============================================================================

On July 11, 1994 the Company effected an early extinguishment of debt through an in-substance defeasance of its 12 5/8% Subordinated Debentures in the principal amount of $435.8 million due July 1, 2005. The Company purchased approximately $489 million face value in U.S. Government obligations and deposited them in an irrevocable trust administered by The Bank of New York for the sole purpose of satisfying the scheduled payments with respect to the 12 5/8% Subordinated Debentures. The trust can not be rescinded or revoked nor its assets otherwise accessed by the Company or others. The U.S. Government obligations provide cash flows, from interest at fixed rates and at maturity, which coincide with the scheduled interest payments and the eventual redemption, at 104.2% of par plus accrued interest, on July 1, 1995. Due to this in-substance defeasance, results for the fourth quarter of fiscal year 1994 included an extraordinary loss on early extinguishment of debt of $49.2 million pre-tax, or $30.7 million after tax.

       On June 28, 1993, the Company called for redemption its zero coupon convertible subordinated notes due 2010. The notes were convertible into
6.126 shares of Litton Common stock per $1,000 principal amount of the notes. At July 31, 1993, substantially all of the notes outstanding had been converted into 6,114,401 shares of Litton Common stock and the remainder had been settled for cash. This transaction resulted in an increase to Shareholders' Investment of $312.6 million.

       The Company has various credit commitments which provide for revolving credit or term loans of up to $400 million for its general use at July 31, 1994.

       The estimated market value, based on quoted market prices, of the Company's marketable securities at July 31, 1994 was $59.3 million compared with the carrying amount of $56.1 million. The other financial instruments on the Company's Consolidated Balance Sheet included Accounts receivable, Accounts payable, Payrolls and related expenses, Notes payable and current portion of long-term obligations and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities were deemed to approximate their market values due to their short maturity. The carrying amounts of the remainder of the financial instruments were not material. As discussed in Note I, the Company also has off-balance sheet guarantees and letter of credit agreements with face values totalling $190 million at July 31, 1994 relating principally to the guarantee of future performance on mainly foreign government contracts.

Net interest expense is composed of the following:

                                                     Year Ended July 31
(thousands of dollars)                          1994          1993         1992
- -------------------------------------------------------------------------------
Interest expense                            $ 58,738      $ 83,342     $131,473
Interest income                              (26,114)      (17,241)     (46,243)
- -------------------------------------------------------------------------------
Net interest expense                        $ 32,624      $ 66,101     $ 85,230
===============================================================================


Total cash interest payments made during fiscal year 1994 amounted to $100.6 million which included $37 million of prepaid interest in connection with the previously discussed early extinguishment of debt. Payments for fiscal years 1993 and 1992 were $66.1 million and $121.6 million, respectively. Capitalized interest costs in each of the three years in the period ended July 31, 1994 were not material.

Note D:  Accounts Receivable and Inventories


Following are the details of accounts receivable:

                                                                  July 31
(thousands of dollars)                                       1994          1993
- -------------------------------------------------------------------------------
Receivables related to long-term contracts
  Amounts billed
    U.S. Government                                     $  89,571    $  165,468
    Other                                                  43,821        51,704
  Unbilled recoverable costs and accrued profit
   on progress completed and retentions
    U.S. Government                                        25,103        89,260
    Other                                                  11,404        22,842
- -------------------------------------------------------------------------------
                                                          169,899       329,274
Other receivables, principally from
 commercial customers                                     151,086       141,696
- -------------------------------------------------------------------------------
                                                        $ 320,985    $  470,970
===============================================================================


Of the retentions balance and amounts not billed at July 31, 1994, $31.1 million is expected to be collected in fiscal year 1995 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

Summarized below are the components of inventory balances:

                                                                   July 31
(thousands of dollars)                                       1994          1993
- -------------------------------------------------------------------------------
Raw materials and work in process                       $ 202,344    $  229,703
Finished goods                                             40,768        53,392
Inventoried costs related to long-term contracts          723,071       743,193
- -------------------------------------------------------------------------------
Gross inventories                                         966,183     1,026,288
Less progress billings related to long-term
 contracts                                               (485,110)     (517,210)
- -------------------------------------------------------------------------------
Net inventories                                         $ 481,073    $  509,078
===============================================================================

The amounts included in "Inventoried costs related to long-term contracts" representing general and administrative costs and production cost of delivered units in excess of anticipated average cost of all units expected to be produced are not significant.

       If the receivable, inventory and progress billings amounts related to any one contract result in a net credit balance, such amounts are classified in current liabilities as "Customer deposits and contract liabilities."

Note E:  Property, Plant and Equipment


Investment in property, plant and equipment consists of the following:

                                                               July 31
                                                   ---------------------------
(thousands of dollars)                                  1994              1993
- ------------------------------------------------------------------------------
Property, plant and equipment, at cost
  Land                                            $   46,389        $   49,056
  Buildings                                          594,736           601,882
  Machinery and equipment                            843,413           906,448
- ------------------------------------------------------------------------------
                                                   1,484,538         1,557,386
  Less accumulated depreciation                     (886,922)         (919,348)
- ------------------------------------------------------------------------------
Net investment in property, plant
 and equipment                                    $  597,616        $  638,038
==============================================================================


The net book value of assets utilized under capital leases was not material at July 31, 1994 and 1993.

As of July 31, 1994, minimum rental commitments under capital and noncancellable operating leases were:

                                                     Capital         Operating
(thousands of dollars)                                Leases            Leases
- ------------------------------------------------------------------------------
Year ended July 31
   1995                                           $    8,795        $   14,811
   1996                                                8,765             6,757
   1997                                                8,738             3,373
   1998                                                8,707             1,234
   1999                                                   40               489
Years subsequent to July 31, 1999                          -             1,249
                                                  ----------        ----------
Total minimum lease payments                          35,045        $   27,913
Less amounts representing interest                    (3,326)       ==========
                                                  ----------
Net minimum lease payments                            31,719
Less current portion of capital lease
 commitments                                          (7,372)
                                                  ----------
Long-term portion of capital lease
 commitments                                      $   24,347
                                                  ==========


Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $32.4 million, $33.6 million and $34.9 million for the years ended July 31, 1994, 1993 and 1992, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

Note F:  Shares Outstanding and Shareholders' Investment


SHARE INFORMATION

                                                     Year Ended July 31
                                                1994          1993         1992
- -------------------------------------------------------------------------------
Capital Stock
Shares Outstanding
  Preferred stock - Series B                 410,643       410,643      410,643
===============================================================================
  Common stock
    Beginning balance                     45,519,821    40,455,430   39,658,370
    Exercise of employee stock
     options                                 437,735       719,424      828,812
    Purchases of Common stock                (43,910)   (1,769,434)     (31,752)
    Conversion of zero coupon
     convertible subordinated
     notes (Note C)                                -     6,114,401            -
- -------------------------------------------------------------------------------
    Ending balance                        45,913,646    45,519,821   40,455,430
===============================================================================


At July 31, 1994, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

       No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 1994.

       The Series B preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation, is entitled to receive $25.00 plus accrued dividends.

       On March 12, 1992, the Company's Board of Directors declared a two-for-one common stock split which was effected in the form of a 100 percent stock dividend, distributed on May 8, 1992 to shareholders of record on April 3, 1992. Par value remains $1 per share.

STOCK OPTION INFORMATION The Company has stock option plans which provide for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options at not less than 50% nor more than 100% of the fair market value of the Company's Common stock on the date of grant.

       In connection with the Distribution of the shares of Western Atlas common stock (see Note B), each option granted pursuant to the plans was adjusted to account for the Distribution. Each Litton optionee with options outstanding on the Distribution date received an equivalent number of Western Atlas options. The option price was allocated in accordance with a predetermined formula.

       The awards outstanding under the Company's employee incentive plans at July 31, 1994 and 1993 were stock options to purchase 2,499,771 and 2,482,129 shares, respectively, at exercise prices per share ranging from $7.40 to $37.19 and $14.35 to $57.38, respectively. Of these options, 979,461 and 1,129,019 were exercisable by their terms at July 31, 1994 and 1993, respectively.
During fiscal year 1994, prior to the Distribution, options were granted under these plans to purchase 7,000 shares at prices per share ranging from $33.14 to $66.69 and options to purchase 323,288 shares were exercised at prices per share ranging from $14.35 to $47.94. For the period in fiscal year 1994 subsequent to the Distribution, options were granted under these plans to purchase 421,000 shares at prices per share ranging from $15.19 to $37.19 and options to purchase 81,070 shares were exercised at prices per share ranging from $7.41 to $20.18. During fiscal year 1993, options were granted under these plans to purchase 372,000 shares at prices per share ranging from $23.38 to $57.38 and options to purchase 719,424 shares were exercised at prices per share ranging from $14.35 to $47.94. At July 31, 1994, there were 699,750 shares available for grants of future awards under these plans.

       The Company has a Director Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors. Under this plan, stock options are granted annually at the fair market value of the Company's Common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their respective grant. The total number of shares to be issued under this plan may not exceed 400,000 shares. During fiscal years 1994 (prior to the Distribution) and 1993, options under this plan were granted to purchase 42,000 and 24,000 shares at prices per share of $64.06 and $42.50, respectively. During fiscal year 1994, prior to the Distribution, options to purchase 18,350 shares were exercised at prices per share ranging from $34.97 to $43.03. For the period in fiscal year 1994 subsequent to the Distribution, options to purchase 18,000 shares were exercised at prices per share ranging from $14.72 to $18.12. Options outstanding at July 31, 1994 and 1993 were 145,650 and 140,000, respectively. Of these options, 103,650 were exercisable at July 31, 1994 and 116,000 were exercisable at July 31, 1993.

SHAREHOLDER RIGHTS PLAN On August 17, 1994 the Company's Board of Directors adopted a Share Purchase Rights Plan (the "Plan") and, in accordance with such Plan, declared a dividend of one preferred share purchase right for each outstanding share of Common stock, payable August 31, 1994 to shareholders of record on that date. The Plan contains provisions to protect shareholders in the event of an unsolicited attempt to acquire the Company. The Plan should deter any attempt to acquire the Company in a manner or on terms not approved by the Board of Directors.

        Once exercisable, each right will entitle the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock, par value $5, at a price of $150 per one one-thousandth of a Preferred Share, subject to adjustment. Alternatively, under certain circumstances involving the acquisition by a person or group of 15 percent or more of the Company's Common stock, each right will entitle its holder to purchase a number of shares of the Company's Common stock having a market value of two times the exercise price of the right. In the event a merger or other business combination transaction is effected after a person or group has acquired 15 percent or more of the Company's Common shares, each right will entitle its holder to purchase a number of the resulting company's common shares having a market value of two times the exercise price of the right.

       The Company may exchange the rights at an exchange ratio of one Common share per right. The Company may also redeem the rights at $.01 per right at any time prior to a 15 percent acquisition. The rights, which do not have voting rights and are not entitled to dividends until such time as they become exercisable, expire in August 2004.

WAI DISTRIBUTION In connection with the Distribution (see Note B), Shareholders' Investment was reduced in the amount of $915.3 million representing the book value of net assets distributed. The adjustments to Retained earnings, Additional paid-in capital and Cumulative currency translation adjustment were based, generally, on the respective Litton and WAI balances as of the accounting date for the Distribution.

Note G:  Taxes on Income


Effective August 1, 1993, the Company adopted the provisions of SFAS No. 109 which requires the measurement of tax assets and liabilities based on a balance sheet approach. Under SFAS No. 109, deferred tax assets and liabilities reflect the effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and for income tax reporting purposes. The adoption of SFAS No. 109 did not have a material impact on the Company's consolidated financial statements and prior years' financial statements have not been restated.

Earnings from continuing operations before taxes on income, extraordinary item and cumulative effect of a change in accounting principle by geographic area are as follows:

                                                   Year Ended July 31
(thousands of dollars)                 1994                 1993                  1992
- --------------------------------------------------------------------------------------
United States                      $102,453             $167,727             $ 165,270
Other nations                       (11,805)             (23,361)              (20,947)
- --------------------------------------------------------------------------------------
                                   $ 90,648             $144,366             $ 144,323
======================================================================================

The components of taxes on income consist of the following provisions (benefits):

                                                   Year Ended July 31
(thousands of dollars)                 1994                 1993                  1992
- --------------------------------------------------------------------------------------
United States
   Current                         $ 67,637             $ 76,152             $ 358,232
   Deferred                         (33,203)             (20,505)             (307,021)
- --------------------------------------------------------------------------------------
                                     34,434               55,647                51,211
- --------------------------------------------------------------------------------------
Other nations
   Current                           (2,919)               7,373                 1,745
   Deferred                             518              (14,244)               (4,401)
- --------------------------------------------------------------------------------------
                                     (2,401)              (6,871)               (2,656)
- --------------------------------------------------------------------------------------
State and local, primarily
 current                              7,309                8,249                 8,469
- --------------------------------------------------------------------------------------
                                   $ 39,342             $ 57,025             $  57,024
======================================================================================

The primary components of the Company's deferred income tax assets and liabilities at July 31, 1994 are as follows:

                                                                             Deferred
                                                         Deferred                 Tax
(thousands of dollars)                                 Tax Assets         Liabilities
- -------------------------------------------------------------------------------------
Inventory and receivables                                $163,338            $      -
Employee benefits                                         108,654              73,017
Depreciation                                                    -              69,640
Accrued liabilities                                        65,652                   -
Other items                                                87,016                   -
- -------------------------------------------------------------------------------------
                                                         $424,660            $142,657
=====================================================================================

The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                      Year Ended July 31
(thousands of dollars)                    1994               1993                1992
- -------------------------------------------------------------------------------------
Tax at U.S. statutory rate             $31,727           $ 49,084            $ 49,070
State taxes net of federal
 benefit                                 4,751              5,444               5,589
Earnings taxed at other than
 U.S. statutory rate                       946              1,922              (3,895)
Other items                              1,918                575               6,260
- -------------------------------------------------------------------------------------
                                       $39,342           $ 57,025            $ 57,024
=====================================================================================

 Effective tax rate                      43.4%              39.5%               39.5%
=====================================================================================

Undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amounts of $123 million and $109 million at July 31, 1994 and 1993, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

       The Company made tax payments of $195.0 million, $180.6 million and $220.7 million in fiscal years 1994, 1993 and 1992, respectively.

       The Company and WAI have entered into a tax-sharing agreement which, among other items, provides for the treatment of tax matters for periods through the Distribution date and responsibility for any adjustment as a result of audit by any taxing authority. The general terms and conditions provide that Litton will indemnify and hold harmless WAI and its subsidiaries included in Litton's consolidated U.S. tax returns against all liabilities for Federal income taxes with respect to periods prior to the Distribution date.

Note H:  Pension and Other Postretirement Benefit Plans

Pension Benefits

The Company has various retirement and pension plans which cover most of its employees. Net pension income for these plans for the years ended July 31, 1994, 1993 and 1992 was $14.7 million, $11.2 million and $4.4 million, respectively.

       Most of the Company's U.S. employees are covered by contributory defined benefit plans under which employees are eligible for benefits at age 65. Generally, benefits are determined under a formula based primarily on the participant's total plan contributions. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

       The Company has a defined contribution voluntary savings plan for eligible U.S. employees. This 401(K) plan is designed to enhance the existing retirement programs of participating employees. The Company matches 50% of a certain portion of participants' contributions to the plan.

       The Company's non-U.S. subsidiaries also have retirement plans for long-term employees. These plans are not considered to be significant individually or in the aggregate to the Company's consolidated financial position. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

       A summary of the components of net periodic pension income (cost) for the U.S. defined benefit plans, defined contribution plans and non-U.S. pension plans for fiscal years 1994, 1993 and 1992 are as follows:

                                                     Year Ended July 31
(thousands of dollars)                    1994           1993           1992
- ----------------------------------------------------------------------------
Defined benefit plans
  Service cost - benefits
   earned during the period           $(24,543)      $(23,996)      $(25,894)
  Interest cost on projected
   benefit obligation                  (60,271)       (61,071)       (58,919)
  Actual return on plan assets         114,769        113,479        121,742
  Net amortization and deferral         (1,607)        (8,409)       (18,417)
- ----------------------------------------------------------------------------
  Net periodic pension income           28,348         20,003         18,512
Defined contribution plans             (10,246)        (9,908)        (9,964)
Non-U.S. pension plans                  (3,445)         1,150         (4,126)
- ----------------------------------------------------------------------------
Net pension income                    $ 14,657       $ 11,245       $  4,422
============================================================================

The projected benefit obligation of the U.S. defined benefit plans was $832.0 million and $744.4 million at July 31, 1994 and 1993, respectively. The fair value of plan assets, primarily equity securities and U.S. Government securities, was $1,172.7 million at July 31, 1994 compared with $1,089.7 million at July 31, 1993. The unrecognized net transition asset was $70.4 million and $84.7 million at July 31, 1994 and 1993, respectively, and the unrecognized net gain was $116.6 million at fiscal year end 1994 compared with $166.5 million at fiscal year end 1993. Prepaid pension cost was $141.6 million at July 31, 1994 compared with $80.9 million at July 31, 1993.

       The accumulated benefit obligation was $743.1 million at July 31, 1994, inclusive of the vested benefit obligation of $719.1 million. At July 31, 1993, the accumulated benefit obligation was $650.9 million, inclusive of the vested benefit obligation of $635.2 million.

       Actuarial assumptions for the Company's U.S. defined benefit plans included an expected long-term rate of return on plan assets of 9 1/4% for fiscal years 1994 and 1993. The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation at July 31, 1994 was 8 1/4% and at July 31, 1993 was 8 1/2%. The rate of increase in future compensation levels was 5% at July 31, 1994 and 1993.

       The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted Statement of Financial Accounting Standards No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Pension assets included in Long-term Investments and Other Assets were $181.1 million and $122.9 million at July 31, 1994 and 1993, respectively.

       In fiscal years 1994, 1993 and 1992, the Company incurred $18.7 million, $13.5 million and $25.0 million, respectively, in costs for special separation and supplemental early retirement benefits for certain employees in connection with workforce reductions at certain operations.

       In conjunction with the Distribution discussed in Note B, the Company and WAI have entered into an Employee Benefits Agreement which provides for, among other items, the transfer to WAI of plan assets with an estimated fair market value of $188.2 million and the assumption by WAI of a projected benefit obligation estimated at a present value of $116.5 million.


Other Postretirement Benefits

In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefits plans. These benefit plans are unfunded. In the fourth quarter of fiscal year 1993, the Company adopted, effective as of the beginning of the fiscal year, the provisions of SFAS No. 106 related to these plans. The Company elected immediate recognition of the transition liability for such benefits and the resultant cumulative effect of a change in accounting principle amounted to $106.7 million, net of tax.

       The components of net periodic postretirement benefit costs for fiscal years 1994 and 1993 recognized under the provisions of SFAS No. 106 are as follows:

                                                         Year Ended July 31
(thousands of dollars)                                1994               1993
- -----------------------------------------------------------------------------
Service cost - benefits earned during the period   $ 2,073            $ 2,516
Interest cost on projected benefit obligation       14,049             13,014
- -----------------------------------------------------------------------------
Net postretirement benefit cost                    $16,122            $15,530
=============================================================================

       The amount expensed in fiscal year 1992 under the cash basis of accounting for postretirement benefits was not materially different. The accumulated benefit obligation at July 31, 1994 was $198.8 million, of which $146.1 million was attributable to retirees and $52.7 million was attributable to active plan participants. The accumulated benefit obligation at July 31, 1993 was $182.8 million, of which $116.3 million was attributable to retirees and $66.5 million was attributable to active plan participants.

       Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 8 1/4% and 8 1/2% at July 31, 1994 and 1993, respectively. The assumed health care cost trend rate for fiscal year 1994 was 14.4% and is projected to decrease over 23 years to 6.75%, where it is expected to remain thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point increase in the assumed health care cost trend rate on the accumulated benefit obligation results in an increase of approximately $12.6 million.

Note I:  Defense Contracts, Litigation and Contingencies

Approximately 73%, 73% and 70% of total sales and service revenues of the Company for the years ended July 31, 1994, 1993 and 1992, respectively, were from U.S. Government contracts and subcontracts. Approximately 87% of these revenues for 1994 related to fixed-price type contracts. At July 31, 1994, of the total Company backlog of $5.5 billion, the amount of worldwide defense contract backlog was approximately $5.2 billion, of which $4.7 billion has been funded. At July 31, 1993 and 1992, the amount of worldwide defense contract backlog was $6.3 billion and $6.2 billion, respectively.

       As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions.

       Litton Systems, Inc. ("LSI"), a subsidiary of the Company, was a defendant in a previously reported civil suit brought under the so-called qui tam provisions of the False Claims Act, which permit an individual to bring suit in the name of the United States Government and share in any recovery received. If the plaintiffs had prevailed in such litigation, the total damages and penalties could have exceeded $500 million. Without admitting any liability or wrongdoing, LSI and the plaintiffs, on July 14, 1994, agreed to settle all issues in connection with the matter. The Court dismissed the civil suit with prejudice, thereby terminating this proceeding. Accordingly, results for fiscal year 1994 included a charge of $86.0 million pre-tax, or $53.8 million after-tax, to reflect the settlement.

       On August 31, 1993 a U.S. District Court jury rendered a verdict in favor of Litton against Honeywell, Inc. in the amount of $1.2 billion. The jury found that Honeywell willfully infringed a Litton patent relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. The jury also found that Honeywell actively induced a Litton licensee to infringe Litton's patent and Honeywell interfered with Litton's prospective economic advantage. The Court is currently considering post trial motions filed by both Honeywell and Litton. It is expected that any decision of the Court would be appealed by the party which does not prevail, and the Company cannot predict when this litigation will be ultimately concluded.

       There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the Company does not have a potential liability in connection with these other proceedings which would have an adverse material effect on the consolidated financial statements.

       The Company has issued or is a party to various guarantees and letter of credit agreements totalling $190 million at July 31, 1994. These arrangements relate principally to the guarantee of future performance, mainly on foreign government contracts.

Note J:  Extraordinary Item and Unusual Item


On July 11, 1994, the Company effected an in-substance defeasance of its 12 5/8% Subordinated Debentures by placing direct U.S. Government obligations in an irrevocable trust to provide for the redemption, according to their terms, on July 1, 1995 at 104.2% of their principal amount, plus accrued interest (see Note C). Due to this in-substance defeasance, results for fiscal year 1994 included an extraordinary loss on early extinguishment of debt of $49.2 million pre-tax, or $30.7 million after tax. The effect on primary earnings per share for the year was a decrease of $.67.

On July 14, 1994, the Company settled a civil suit brought under the so-called qui tam provisions of the False Claims Act (see Note I) and recorded a charge of $86.0 million to the operating results of the Advanced Electronics segment. On an after-tax basis, the impact of this settlement was a $53.8 million loss, or a decrease of $1.18 to primary earnings per share for the year.

Note K:  Business Segment Reporting


As a result of the Distribution discussed in Note B, the Company's primary operations now comprise three business segments: Advanced Electronics, Marine Engineering and Production, and Interconnect Products.

       The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control, command, control and communications and electronic warfare systems. The fiscal year 1994 Advanced Electronics segment operating profit includes the effects of the settlement of a civil suit (see Notes I and J).

       The Marine Engineering and Production segment is involved in the design, construction and overhaul of naval ships.

       Intersegment sales, sales between geographic areas and export sales are not material. All internal sales and transfers are based on negotiated prices.

       The U.S. Government is a significant customer of both the Advanced Electronics and Marine Engineering and Production segments (see Note I).

       In the first quarter of fiscal year 1994, the Company named its other businesses "Interconnect Products" to reflect the principal products of this group of businesses. This segment manufactures and distributes interconnection subsystems, electronic connectors, printed circuit boards, backpanels and soldering materials to diverse markets worldwide. Operating profit for fiscal year 1994 includes a charge recorded to adjust the net assets of a division to net realizable value in connection with its possible sale or closure.

       Costs for Corporate and Other Amounts include net interest expense and foreign currency adjustments. Assets classified as Corporate and Other Amounts consist primarily of cash and marketable securities, deferred tax assets and, for fiscal years 1993 and 1992, net assets of WAI of $1,085 and $1,042 million, respectively. In fiscal year 1994, the Company used cash and marketable securities to effect an early extinguishment of debt as discussed in Note C.

       Prior years' information has been restated to conform to the current presentation.

Operations by Business Segment
(millions of dollars)


                                                               Marine
                                      Year     Advanced   Engineering                   Corporate
                                     Ended        Elec-           and    Interconnect   and Other
                                   July 31      tronics    Production        Products     Amounts       Total
- -------------------------------------------------------------------------------------------------------------
Sales                                 1994       $1,732        $1,484            $289      $  (59)     $3,446
                                      1993        1,841         1,393             307         (67)      3,474
                                      1992        1,957         1,485             324         (55)      3,711


Operating profit (loss)               1994           36*          141               8         (94)         91
                                      1993          118           130              19        (123)        144
                                      1992          138           138              16        (148)        144


Capital expenditures                  1994           44            22              11           4          81
                                      1993           43            23               7           1          74
                                      1992           49            23               9           1          82


Depreciation and                      1994           67            19              11           1          98
 amortization expense                 1993           75            18              11           3         107
                                      1992           81            17              11           4         113


Identifiable assets                   1994        1,156           330             197         571       2,254
 at year end                          1993        1,328           327             196       1,983       3,834
                                      1992        1,491           347             207       1,950       3,995




* Results for fiscal year 1994 included the settlement of a civil suit (see Notes I and J).

Operations by Geographic Area
(millions of dollars)

                                      Year                                             Corporate
                                     Ended      United         Other                   and Other
                                   July 31      States       Nations        Subtotal     Amounts        Total
- -------------------------------------------------------------------------------------------------------------
Sales                                 1994      $3,160          $286          $3,446      $    -       $3,446
                                      1993       3,139           334           3,473           1        3,474
                                      1992       3,215           495           3,710           1        3,711


Operating profit (loss)               1994         185            (4)            181         (90)          91
                                      1993         283           (19)            264        (120)         144
                                      1992         290            (1)            289        (145)         144


Identifiable assets                   1994       1,470           213           1,683         571        2,254
 at year end                          1993       1,585           266           1,851       1,983        3,834
                                      1992       1,701           344           2,045       1,950        3,995

                            Litton Industries, Inc.
                  Quarterly Financial Information (unaudited)

(millions of dollars,
 except per share amounts)  Quarter 1     Quarter 2     Quarter 3     Quarter 4*      Total
- -------------------------------------------------------------------------------------------
Fiscal Year 1994
Sales                           $ 841        $  804        $  957        $  844      $3,446

Operating Profit (Loss)         $  44        $   39        $   51        $  (43)     $   91

Earnings (Loss) before
 Extraordinary Item
  Continuing Operations         $  26        $   23        $   30        $  (28)     $   51
  Discontinued Operations           9          (175)           (7)            -        (173)
Extraordinary Loss                  -             -             -           (31)        (31)
- -------------------------------------------------------------------------------------------
Net Earnings (Loss)             $  35        $ (152)       $   23        $  (59)       (153)
===========================================================================================
Primary Earnings (Loss)
 per Share before
 Extraordinary Item**
  Continuing Operations         $0.55        $ 0.51        $ 0.64        $(0.62)     $ 1.10
  Discontinued Operations        0.20         (3.83)        (0.16)            -       (3.79)
Extraordinary Loss                  -             -             -         (0.67)      (0.67)
- -------------------------------------------------------------------------------------------
Total                           $0.75        $(3.32)       $ 0.48        $(1.29)     $(3.36)
===========================================================================================

Market Prices
 Common Stock
  High                         69 3/8        71 3/8        74 3/4        37 5/8
  Low                          58 1/2        62 5/8        28 7/8***     30 1/4


  * Results for the fourth quarter of fiscal year 1994 included the settlement of a civil suit (see Notes I and J of Notes to Consolidated Financial Statements). The impact on fourth quarter and fiscal year 1994 primary and fully diluted earnings per share was a loss of $1.17 and $1.18, respectively. In addition, the Company effected an early extinguishment of debt in the fourth quarter of fiscal year 1994 which resulted in an extraordinary loss (see Notes C and J of Notes to Consolidated Financial Statements).

 **   Primary earnings (loss) per share also reflected fully diluted earnings
      (loss) per share in each of the four quarters of fiscal year 1994.

*** Pursuant to the Distribution, Western Atlas common stock began trading separately from Litton Common stock in the third quarter of fiscal year 1994 (see Note B of Notes to Consolidated Financial Statements).

                            Litton Industries, Inc.
                  Quarterly Financial Information (unaudited)



(millions of dollars,
except per share amounts)  Quarter 1*   Quarter 2    Quarter 3   Quarter 4*     Total
- -------------------------------------------------------------------------------------
Fiscal Year 1993
Sales                         $  873        $ 754        $ 902       $ 945     $3,474

Operating Profit              $   40        $  30        $  40       $  34     $  144

Earnings before Cumulative
 Effect of a Change in
 Accounting Principle
  Continuing Operations       $   24        $  18        $  24       $  21     $   87
  Discontinued Operations         19           26           25          25         95
Cumulative Effect of a
 Change in Accounting
 Principle
  Continuing Operations         (107)           -            -           -       (107)
  Discontinued Operations        (10)           -            -           -        (10)
- -------------------------------------------------------------------------------------
Net Earnings (Loss)           $  (74)       $  44        $  49       $  46     $   65
=====================================================================================

Primary Earnings per Share
 before Cumulative Effect
 of a Change in Accounting
 Principle
  Continuing Operations       $ 0.59        $0.44        $0.59       $0.49     $ 2.10
  Discontinued Operations       0.46         0.63         0.63        0.60       2.31
Cumulative Effect of a
 Change in Accounting
 Principle
  Continuing Operations        (2.64)           -            -           -      (2.60)
  Discontinued Operations      (0.25)           -            -           -      (0.25)
- -------------------------------------------------------------------------------------
Total                         $(1.84)       $1.07        $1.22       $1.09     $ 1.56
=====================================================================================

                            Litton Industries, Inc.
                  Quarterly Financial Information (unaudited)
                                  (continued)




(millions of dollars,
 except per share amounts)  Quarter 1*   Quarter 2    Quarter 3    Quarter 4*     Total
- ---------------------------------------------------------------------------------------
Fiscal Year 1993
Fully Diluted Earnings per
 Share before Cumulative
 Effect of a Change in
 Accounting Principle
  Continuing Operations        $ 0.59        $0.45        $0.59        $0.50     $ 2.10
  Discontinued Operations        0.46         0.55         0.55         0.53       2.31
Cumulative Effect of a
 Change in Accounting
 Principle
  Continuing Operations         (2.64)           -            -            -      (2.60)
  Discontinued Operations       (0.25)           -            -            -      (0.25)
- ---------------------------------------------------------------------------------------
Total                          $(1.84)       $1.00        $1.14        $1.03     $ 1.56
=======================================================================================

Market Prices
 Common Stock
  High                         46 3/4       47 1/4       60           67 3/8
  Low                          39 1/2       41 1/8       46 3/4       56 1/2



   Litton Common stock is traded principally on the New York Stock Exchange and the Pacific Stock Exchange. The symbol is "LIT".

   As of September 30, 1994, there were approximately 36,900 holders of record of the Common stock.

   The total of quarterly amounts for earnings per share will not necessarily equal the annual amount, since the computations are based on the average number of common shares and dilutive common share equivalents outstanding during each period.

* In the fourth quarter of fiscal year 1993, the Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions, effective as of August 1, 1992.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
            SCHEDULE I - MARKETABLE SECURITIES AND OTHER INVESTMENTS
                                 JULY 31, 1994
                             (thousands of dollars)

                                                               Amount
                                                              Carried
                                                               in the
                                                    Market    Consol-
Name of Issuer and          Units or              Value at     idated
- -------------------        Principal              July 31,    Balance
 Title of Issue               Amount       Cost       1994      Sheet
- -------------------        ---------    -------    -------    -------
Current Marketable
 Securities:
  U.S. Government
   obligations               $53,000    $54,097    $57,333    $54,097

  Other                        2,000      2,000      2,008      2,000
                             -------    -------    -------    -------
                             $55,000    $56,097    $59,341    $56,097(A)
                             =======    =======    =======    =======

(A) Included in the caption "Cash and marketable securities" in the Consolidated Balance Sheet at July 31, 1994.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
                    AND EMPLOYEES OTHER THAN RELATED PARTIES
                    YEARS ENDED JULY 31, 1994, 1993 AND 1992
                             (thousands of dollars)

                      Balance                       Balance                       Balance                      Balance
                     July 31,     Addi-   Collec-  July 31,    Addi-   Collec-   July 31,    Addi-   Collec-  July 31,
                         1991     tions     tions      1992    tions     tions       1993    tions     tions      1994
                     --------     -----   -------  --------    -----   -------   --------    -----   -------  --------
Dro Amirian            $  140                        $  140               $140
George E. Boullianne      136                           136                        $  136               $136
Alton J. Brann            250      $ 86                 336     $180                  516                516
Michael R. Brown                                                                              $250                $250
Joseph F. Caligiuri       310                           310                310
Joseph T. Casey           415                           415                           415                415
Charles Cusumano                                                 180                  180                180
Larry A. Frame            135                $135
Orion L. Hoch           1,177                  22     1,155                 24      1,131              1,131
Rudolph E. Lang, Jr.      100        50                 150                           150                          150
John M. Leonis            210                           210                           210      100                 310
Timothy G. Paulson                                                                             135                 135
John W. Paxton                      200                 200       70                  270                270
Roland O. Peterson        145                 145
Gerold E. Pokorny         125                           125                125
John E. Preston           115                           115       55                  170                          170
Norman L. Roberts         170                           170                           170                170

                                          S-2a

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
             SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES
              AND EMPLOYEES OTHER THAN RELATED PARTIES, continued
                    YEARS ENDED JULY 31, 1994, 1993 AND 1992
                             (thousands of dollars)



                         Balance                        Balance                        Balance                        Balance
                        July 31,    Addi-    Collec-   July 31,    Addi-    Collec-   July 31,    Addi-    Collec-   July 31,
                            1991    tions      tions       1992    tions      tions       1993    tions      tions       1994
                         -------    -----    -------    -------    -----    -------    -------    -----    -------   --------
Gerald J. St. Pe'            200                            200                            200                            200
John J. Stirk                         160                   160                            160                            160
Fred M. Sullivan             140                            140                  30        110                 110
Other related parties
 and key employees
 individually
 $100,000 or less            816       50        120        746       70                   816                 240        576
                          ------     ----       ----     ------     ----       ----     ------    -----     ------     ------
                          $4,584     $546       $422     $4,708     $555       $629     $4,634    $ 485     $3,168     $1,951
                          ======     ====       ====     ======     ====       ====     ======    =====     ======     ======


NOTES:

(A) All of the amounts above are unsecured, bear interest at 4% per annum and are payable on demand by the Company, but in any event not later than the earlier of (i) termination of the borrower's employment or (ii)
     December 31, 1996.

(B) Balances pertaining to individuals who became employees of WAI were repaid in full at Distribution.


                                      S-2b

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED JULY 31, 1994, 1993 AND 1992
                             (thousands of dollars)

                                                            Classification
                                      -----------------------------------------------------
                                                                    Machinery
                                                                          and
                                        Land        Buildings       Equipment         Total
                                        ----        ---------       ---------         -----
Balance, July 31, 1991               $48,877         $584,368        $916,036    $1,549,281

  Additions, at cost                   1,446           18,868          61,145        81,459
  Retirements or sales                  (122)         (11,350)        (74,301)      (85,773)
  Other changes add  (deduct)             98            4,813          15,759        20,670
- -------------------------------------------------------------------------------------------

Balance, July 31, 1992                50,299          596,699         918,639     1,565,637

  Additions, at cost                      71           22,605          50,954        73,630
  Retirements or sales                (1,036)         (13,825)        (63,034)      (77,895)
  Other changes add (deduct)            (278)          (3,597)           (111)       (3,986)
- -------------------------------------------------------------------------------------------

Balance, July 31, 1993                49,056          601,882         906,448     1,557,386

  Additions, at cost                     371           20,324          59,904        80,599
  Retirements or sales                  (675)         (24,844)        (86,668)     (112,187)
  Other changes add (deduct)          (2,363)          (2,626)        (36,271)      (41,260)
- -------------------------------------------------------------------------------------------

Balance, July 31, 1994               $46,389         $594,736        $843,413    $1,484,538
===========================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
            SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                    YEARS ENDED JULY 31, 1994, 1993 AND 1992
                             (thousands of dollars)

                                                          Classification
                                            ---------------------------------------------
                                                              Machinery
                                                                    and
                                            Buildings         Equipment             Total
                                            ---------         ---------             -----
Balance, July 31, 1991                       $266,209          $588,101          $854,310

Additions charged to costs and
 expenses (A)                                  25,362            80,697           106,059
Retirements                                    (7,174)          (67,449)          (74,623)
Other charges add (deduct)                      2,247             4,549             6,796
- -----------------------------------------------------------------------------------------

Balance, July 31, 1992                        286,644           605,898           892,542

Additions charged to costs and
 expenses (A)                                  26,873            73,708           100,581
Retirements                                    (9,054)          (54,722)          (63,776)
Other charges add (deduct)                     (2,499)           (7,500)           (9,999)
- -----------------------------------------------------------------------------------------

Balance, July 31, 1993                        301,964           617,384           919,348

Additions charged to costs and
 expenses (A)                                  26,080            65,447            91,527
Retirements                                   (22,192)          (75,380)          (97,572)
Other charges add (deduct)                        395           (26,776)          (26,381)
- -----------------------------------------------------------------------------------------

Balance, July 31, 1994                       $306,247          $580,675          $886,922
=========================================================================================

Note:

See Note A of Notes to Consolidated Financial Statements for discussion on method of depreciation and amortization.


(A) Includes amortization of leasehold improvements and depreciation of leased equipment.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                      SCHEDULE IX - SHORT-TERM BORROWINGS
                    YEARS ENDED JULY 31, 1994, 1993 AND 1992
                             (thousands of dollars)




                                              Notes Payable to Banks For Borrowings
                                             ---------------------------------------
                                                       Year Ended July 31
                                             ---------------------------------------
                                                1994             1993              1992
                                                ----             ----              ----
Balance at end of year                      $ 86,443          $55,363          $139,684


Weighted average interest rate
 on balance at end of year                      5.8%             6.2%              5.7%


Maximum amount outstanding at
 any month-end during the year              $294,175          $77,827          $139,684


Average amount outstanding
 during the year (A)                        $ 71,981          $53,223          $ 53,492


Weighted average interest rate
 during the year (B)                            5.1%             6.9%              6.8%





NOTES:

(A) These balances were calculated by considering the beginning balance on August 1 and the 12 month-end balances during the years ended July 31, 1994, 1993 and 1992, respectively.
(B) These percentages were determined by considering the time each obligation was outstanding and the interest rate in effect during that time.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                    YEARS ENDED JULY 31, 1994, 1993 AND 1992
                             (thousands of dollars)



                                            Charged to Costs and Expenses
                                         -----------------------------------
                                                Year Ended July 31
                                         -----------------------------------
                                            1994          1993          1992
                                         -----------------------------------
Maintenance and repairs                  $47,599       $53,068       $55,851





NOTE:

Other items of supplementary income statement information are less than one percent of total sales and service revenues reported in the Consolidated Statements of Operations.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES
                               INDEX TO EXHIBITS

Exhibit No. and
Applicable Section
of Item 601 of
Regulation S-K
- ------------------

       3.1(a) Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.

       3.1(b) Amendment to the Company's Restated Certificate of Incorpo-ration, filed as Exhibit 3.1(a) to the Company's October 31, 1986 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       3.2(a) By-laws of the Company as amended through the date of this filing, filed as Exhibit 3.2 to the Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.

       3.2(b) Board of Directors Resolution amending the by-laws of the Company with respect to the number of members of the Board of Directors through the date of the filing and incorporated herein by reference.*

       4.1 Indenture dated as of June 10, 1985 between the Company and The Bank of New York, Trustee, under which the 12 5/8% Subordinated Debentures Due 2005 were issued, filed as
                   Exhibit 4.1 to the Company's April 30, 1985 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       4.2 Form of definitive 12 5/8% Subordinated Debenture Due 2005, filed as Exhibit 4.4 to the Company's 1985 Annual Report on Form 10-K, and incorporated herein by reference.

       4.3 $400,000,000 Credit Agreement dated December 23, 1993 among Litton Industries, Inc., a group of banks and Morgan
                   Guaranty Trust Company of New York, as Agent, and Wells Fargo Bank, N.A., as Co-agent, filed as Exhibit 4.1 to the Company's April 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

       4.4 Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the Commission upon request.

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

       4.5 Rights Agreement, together with exhibits thereto, dated August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent, filed as Exhibit 99.2 to Form 8-K dated August 17, 1994, and incorporated herein by reference.

      10.1(a) Board of Directors Resolutions, adopted December 8, 1993, with respect to nonemployee directors' annual retainer and attendance fees filed as Exhibit 10.1 to the Company's April 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.1(b) Board of Directors Resolutions with respect to director retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on October 16, 1991, filed as Exhibit 10.2(b) to the Company's 1991 Annual Report on Form 10-K, and incorporated herein by reference.

      10.2(a) Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the Company's 1983 Annual Report on Form 10-K, and incorporated herein by reference.

      10.2(b) Board of Directors Resolution, adopted December 2, 1992, amending the Litton Supplemental Retirement Plan, filed as
                   Exhibit 10.1 to the Company's April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.2(c) Agreement of Trust between the Company and First Interstate Bank of California, dated December 20, 1988, regarding pay-ments of pension benefits under the Litton Supplemental Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.

      10.2(d) Amendments, through the date of the filing, to the Agreement of Trust dated December 20, 1988, and incorporated herein by reference.

      10.2(e) Instruments dated April 16, 1990, and April 25, 1990, removing First Interstate Bank of California as Trustee under Agreement of Trust dated December 20, 1988, and appointing Wells Fargo Bank, N.A., as Successor Trustee, filed as Exhibit 10.17(c) to the Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.

      10.2(f) Letter of Credit dated November 17, 1989, issued by Wells Fargo Bank, N.A. pursuant to Agreement of Trust dated December 20, 1988, filed as Exhibit 10.17(d) to the Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.

      10.3(a) Specimen of the form of the agreement presently outstanding under the Litton Industries, Inc. Executive Survivor Benefit Plan, applicable to officers and certain key employees, filed as Exhibit 10.4 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.

      10.3(b) Board of Directors Resolutions amending the Executive Survivor Benefit Plan, adopted June 12, 1986, filed as
                   Exhibit 10.4(a) to the Company's 1986 Annual Report on Form 10-K, and incorporated herein by reference.

      10.4 Board of Directors Resolutions with respect to extended notice of termination of certain officers, adopted December 5, 1985, filed as Exhibit 10.7 to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.

      10.5(a) Board of Directors Resolution with respect to incentive loans, adopted September 26, 1991, filed as Exhibit 10.8(a) to the Company's 1991 Annual Report on Form 10-K, and incorporated herein by reference.

      10.5(b) Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan program, filed as Exhibit 10.8(b) to the Company's 1991 Annual Report on Form 10-K, and incorporated herein by reference.

      10.6 Copy of Agreement between the Company and the Foundation of the Litton Industries dated May 1, 1978, filed as Exhibit 1 to Post-Effective Amendment No. 7 to Registration Statement No. 2-52592 on Form S-8, and incorporated herein by reference.

      10.7(a) Supplemental Medical Insurance Plan for Key Executive Employees incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.

      10.7(b) Resolution adopted by the Compensation and Selection Committee, dated January 26, 1994, approving the participation by Orion L. Hoch and Catherine Nan Hoch in the Supplemental Medical Insurance Plan, filed as Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.8(a) Litton Industries, Inc. 1981 Incentive Stock Option Plan, filed as Exhibit 10.12(a) to the Company's 1982 Annual Report on Form 10-K, and incorporated herein by reference.


      10.8(b) Compensation and Selection Committee Resolution, adopted September 29, 1993, adjusting the options outstanding under Litton Industries, Inc. 1981 Incentive Stock Option Plan.

      10.9(a) Supplemental Retirement Agreement between the Company and Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's 1983 Annual Report on Form 10-K, and incorporated herein by reference.

      10.9(b) Amendments, through the date of the filing, to the Supplemental Retirement Agreement between the Company and Orion L. Hoch, and incorporated herein by reference.

      10.9(c) Extract of the minutes of a meeting of the Compensation and Selection Committee of the Board of Directors, held on March 31, 1988, with respect to the lifetime participation of Fred
                   W. O'Green and Mildred G. O'Green in the Supplemental Medical Insurance Plan, filed as Exhibit 10.13(e) to the Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.

      10.10(a) Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan, as amended, filed as Exhibit 10.14(a) to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.

      10.10(b) Compensation and Selection Committee Resolutions, adopted March 12, 1992, amending the Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan for the effects of the two-for-one Common stock split which was effective May 8, 1992, filed as Exhibit 10.14(b) to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.

      10.10(c) Board of Directors Resolutions, adopted August 12, 1993, amending the Litton Industries, Inc. 1984 Long-term Stock Incentive Plan.

      10.10(d) Compensation and Selection Committee Resolution, adopted September 29, 1993, adjusting the options outstanding under the Litton Industries, Inc. 1984 Long-term Stock Incentive Plan for the distribution of Western Atlas Inc. Common stock.

      10.11(a)     Litton Industries, Inc. Performance Award Plan, filed as
                   Exhibit 10.15 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.

      10.11(b) Board of Directors Resolution, adopted December 2, 1992, amending the Litton Industries, Inc. Performance Award Plan, filed as Exhibit 10.2 to the Company's April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.12        Litton Industries, Inc. Restoration Plan filed as Exhibit
                   10.16 to the Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.

      10.13(a)     Litton Industries, Inc. Director Stock Option Plan, filed as
                   Exhibit 10.18(a) to the Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.

      10.13(b) Board of Directors Resolution, adopted March 12, 1992, amending the Litton Industries, Inc. Director Stock Option Plan for the two-for-one Common stock split which was effective May 8, 1992, filed as Exhibit 10.18(b) to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.

      10.13(c) Board of Directors Resolution, adopted September 30, 1993, adjusting the options outstanding under the Litton Industries, Inc. Director Stock Option Plan for the distribution of Western Atlas Inc. Common stock.

      10.14 Consulting agreement between a subsidiary of the Company and Thomas B. Hayward, a director of the Company, dated December 17, 1993, filed as Exhibit 10.5 to the Company's April 30, 1994 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.15 Board of Directors Resolution with respect to election of Robert H. Lentz as Advisory Director effective April 1, 1990, filed as Exhibit 10.22 to the Company's 1992 Annual Report of Form 10-K, and incorporated herein by reference.

      10.16 Copy of the Company's "Group Bonus Plan Fiscal 1992", which provides for incentive compensation rewards for certain Group Executives and other key group personnel, filed as
                   Exhibit 10.24 to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.

      10.17 Copy of the incentive compensation plan of Ingalls Shipbuilding, Inc., a subsidiary of the Company, filed as
                   Exhibit 10.25 to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.

      10.18 Litton Industries, Inc. Deferred Compensation Plan for Directors together with Board of Directors Resolution adopted December 2, 1992, filed as Exhibit 10.3 to the Company's April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.

      10.19 Form of Change of Control Employment Agreement between the Company and certain executive officers.

      10.20 Distribution and Indemnity Agreement between Litton Industries, Inc. and Western Atlas Inc. dated as of March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March 17, 1994, and incorporated herein by reference.

      10.21 Tax Sharing Agreement between Litton Industries, Inc. and Western Atlas Inc. dated as of March 17, 1994, filed as Exhbit 99.1 to Form 8-K dated March 17, 1994, and incorporated herein by reference.

      11 Statement of Computation of Earnings per Share included herein on pages E-7a through E-8c.

      21           Subsidiaries of the Registrant included herein on page E-9.

      23           Independent Auditors' Consent included herein on page E-10.

      27           Financial Data Schedule included herein.

      99 Undertaking re: Indemnification for liabilities under Securities Act, filed as Exhibit 19 to the Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.