Form 10-Q
period 1994-10-31
LITTON INDUSTRIES INC
filed 1994-12-15
CIK 59880

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 15, 1994
================================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1994

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

          360 NORTH CRESCENT DRIVE
          BEVERLY HILLS, CALIFORNIA                              90210-4867
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 859-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On November 30, 1994 there were 45,968,339 shares of Common Stock outstanding.

                                  Page 1 of 10

                        Exhibit Index appears on Page 8

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED OCTOBER 31, 1994

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations
              Three months ended October 31, 1994 and 1993............................     3

            Consolidated Balance Sheets
              October 31, 1994 and July 31, 1994......................................     4

            Consolidated Statements of Cash Flows
              Three months ended October 31, 1994 and 1993............................     5

            Notes to Consolidated Financial Statements................................     6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................     7

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..........................................     8

Signature.............................................................................    10

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                        ----------------------
                                                                          1994          1993
                                                                          ----          ----
Sales and Service Revenues............................................  $788,778      $841,049
                                                                        --------      --------
Costs and Expenses
  Cost of sales.......................................................   631,323       676,890
  Selling, general and administrative.................................    78,861        85,810
  Depreciation and amortization.......................................    23,392        25,060
  Interest -- net.....................................................     1,289         9,644
                                                                        --------      --------
          Total.......................................................   734,865       797,404
                                                                        --------      --------
Earnings from Continuing Operations before Taxes on Income............    53,913        43,645
Taxes on Income.......................................................   (21,835)      (17,718)
                                                                        --------      --------
Earnings from Continuing Operations...................................    32,078        25,927
Discontinued Operations...............................................        --         9,090
                                                                        --------      --------
          Net Earnings................................................  $ 32,078      $ 35,017
                                                                        ========      ========

Primary Earnings per Share
  Continuing Operations...............................................  $   0.68      $   0.55
  Discontinued Operations.............................................        --          0.20
                                                                        --------      --------
          Total Primary...............................................  $   0.68      $   0.75
                                                                        ========      ========

Fully Diluted Earnings per Share
  Continuing Operations...............................................  $   0.68      $   0.55
  Discontinued Operations.............................................        --          0.20
                                                                        --------      --------
          Total Fully Diluted.........................................  $   0.68      $   0.75
                                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      OCTOBER 31,      JULY 31,
                                                                         1994            1994
                                                                      -----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $   128,177     $  117,104
  Accounts receivable...............................................      383,238        320,985
  Inventories less progress billings................................      426,758        481,073
  Deferred tax assets...............................................      353,094        330,495
  Prepaid expenses..................................................       15,550         14,416
                                                                      -----------     ----------
          Total Current Assets......................................    1,306,817      1,264,073
                                                                      -----------     ----------
Property, Plant and Equipment -- at cost............................    1,492,666      1,484,538
  Less accumulated depreciation.....................................     (903,534)      (886,922)
                                                                      -----------     ----------
Net Property, Plant and Equipment...................................      589,132        597,616
                                                                      -----------     ----------
Goodwill and Other Intangibles, Net.................................      138,717        138,395
                                                                      -----------     ----------
Long-term Investments and Other Assets..............................      260,582        254,212
                                                                      -----------     ----------
          Total Assets..............................................  $ 2,295,248     $2,254,296
                                                                      ===========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $   562,674     $  555,895
  Payrolls and related expenses.....................................      234,241        225,124
  Taxes on income...................................................      140,694        120,511
  Notes payable and current portion of long-term obligations........       33,744         97,734
  Customer deposits and contract liabilities........................      235,173        227,877
                                                                      -----------     ----------
          Total Current Liabilities.................................    1,206,526      1,227,141
                                                                      -----------     ----------
Long-term Obligations...............................................      107,938        105,621
                                                                      -----------     ----------
Postretirement Benefit Obligations other than Pensions..............      200,630        198,795
                                                                      -----------     ----------
Other Long-term Liabilities.........................................       81,530         63,833
                                                                      -----------     ----------
Deferred Tax Liabilities............................................       53,111         48,492
                                                                      -----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.............................        2,053          2,053
     Common stock...................................................       45,966         45,914
  Additional paid-in capital........................................      274,419        273,280
  Retained earnings.................................................      349,548        317,681
  Cumulative currency translation adjustment........................      (26,473)       (28,514)
                                                                      -----------     ----------
          Total Shareholders' Investment............................      645,513        610,414
                                                                      -----------     ----------
          Total Liabilities and Shareholders' Investment............  $ 2,295,248     $2,254,296
                                                                      ===========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                        ----------------------
                                                                          1994          1993
                                                                          ----          ----
Cash and cash equivalents at beginning of period......................  $ 44,526      $237,440
                                                                        --------      --------
Cash Was Provided by (Used for) Continuing Operations
Operating Activities
  Net earnings........................................................    32,078        25,927
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization....................................    23,392        25,060
     (Increase) decrease in accounts receivable.......................   (26,236)      122,625
     Decrease in inventory............................................    54,695         9,624
     (Increase) decrease in deferred tax assets.......................    (5,319)        8,106
     Increase in prepaid expenses.....................................    (1,014)       (1,102)
     Decrease in accounts payable.....................................   (47,822)       (4,485)
     Increase (decrease) in payrolls and related expenses.............     8,098        (6,814)
     Increase (decrease) in taxes on income...........................    20,069       (39,283)
     Increase in customer deposits and contract liabilities...........    27,296        78,122
     Other operating activities.......................................     4,946       (19,341)
                                                                        --------      --------
Cash provided by operating activities.................................    90,183       198,439
                                                                        --------      --------
Investing Activities
  Purchase of capital assets..........................................   (14,370)      (12,181)
  Decrease (increase) in other current marketable securities..........     8,735       (18,673)
  Other investing activities..........................................       362         7,596
                                                                        --------      --------
Cash used for investing activities....................................    (5,273)      (23,258)
                                                                        --------      --------
Financing Activities
  (Decrease) increase in short-term obligations, net..................   (64,288)        3,398
  Other financing activities..........................................      (814)        1,239
                                                                        --------      --------
Cash (used for) provided by financing activities......................   (65,102)        4,637
                                                                        --------      --------
Net cash provided by continuing operations............................    19,808       179,818
                                                                        --------      --------
Net cash used for discontinued operations.............................        --       (16,927)
                                                                        --------      --------
Resulting in increase in cash and cash equivalents....................    19,808       162,891
                                                                        --------      --------
Cash and cash equivalents at end of period............................  $ 64,334      $400,331
                                                                        ========      ========

Supplemental disclosure of cash flow information
  Interest paid.......................................................  $  1,778      $  1,544
  Net income taxes (received) paid....................................  $   (850)     $ 67,614

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED OCTOBER 31, 1994

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1994. The results of operations for the three months ended October 31, 1994 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                   OCTOBER 31,     JULY 31,
                                                                      1994           1994
                                                                   -----------     ---------
                                                                    (THOUSANDS OF DOLLARS)
    Raw materials and work in process............................  $ 877,014       $ 925,415
    Finished goods...............................................     39,516          40,768
                                                                   ---------       ---------
                                                                     916,530         966,183
    Less progress billings.......................................   (489,772)       (485,110)
                                                                   ---------       ---------
              Net inventories....................................  $ 426,758       $ 481,073
                                                                   =========       =========

3. Interest (expense) income is shown below:

                                                                      THREE MONTHS ENDED
                                                                          OCTOBER 31,
                                                                   -------------------------
                                                                      1994           1993
                                                                      ----           ----
                                                                    (THOUSANDS OF DOLLARS)
    Interest expense.............................................  $  (3,600)      $ (14,677)
    Interest income..............................................      2,311           5,033
                                                                   ---------       ---------
              Net interest expense...............................  $  (1,289)      $  (9,644)
                                                                   =========       =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Net earnings for the first quarter ended October 31, 1994 were $32.1 million, a 24% increase over earnings from continuing operations of $25.9 million for the same period of fiscal year 1994. Respective primary earnings per share were $.68 and $.55. These improvements were primarily attributable to a significant reduction in interest costs as a result of the early extinguishment of certain subordinated debt in July 1994. Sales and operating profit for the current quarter were $788.8 million and $68.4 million compared with $841.0 million and $69.6 million, respectively, for the same period a year ago. Results of discontinued operations reported for the first quarter of fiscal year 1994 related to the operations of Western Atlas Inc. which was distributed in March 1994 to shareholders of Litton Common stock.

     Sales and operating profit for the Advanced Electronics segment were $362.9 million and $28.3 million for the current quarter compared with $396.1 million and $28.7 million, respectively, for the first quarter of fiscal year 1994. Although sales declined, earlier downsizing efforts enabled this segment to achieve a higher operating margin. The near-term outlook for these businesses includes continued focus on operating efficiencies and opportunities for strategic acquisitions including the previously announced transaction involving the Teledyne Electronic Systems division of Teledyne, Inc. The Company anticipates finalizing this transaction during the second quarter of this fiscal year. The Marine Engineering and Production segment reported comparable results, with sales and operating profit of $372.5 million and $35.6 million. Corresponding amounts for the prior year's first quarter were $391.4 million and $36.7 million, respectively. Backlog for this segment at October 31, 1994 was $3.33 billion, not including the options for two Aegis destroyers whose construction the Company anticipates will be funded in the U.S. Navy's fiscal year 1995 budget.

     As noted previously, net interest costs were significantly lower in the current quarter as a result of the early extinguishment of certain subordinated debt in July 1994. The in-substance defeasance was effected by the purchase of U.S. Government obligations to provide sufficient cash flows to satisfy scheduled interest payments and the eventual redemption of the debt on July 1, 1995.

     Cash and marketable securities increased to $128.2 million at October 31, 1994 from $117.1 million at the end of the previous fiscal year, after a net use of cash of approximately $64 million to paydown short-term obligations during the quarter. Strong cash flows from operations were the primary reason for the increase. The Company also has available credit commitments of up to $400 million for its general use.

     During the current quarter, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, Employers' Accounting for Postemployment Benefits, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of these standards did not have an impact on the Company's consolidated financial statements. In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments, which requires disclosures concerning amounts, nature, and terms of such financial instruments. The Company will include the required disclosures, to the extent applicable, in its fiscal year-end 1995 reporting.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 11: Statement of Computation of Earnings per Share included herein on page 9.

    Exhibit 27: Financial Data Schedule included herein.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed for the quarter ended October 31, 1994.

                                                                                     EXHIBIT 11


                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)



                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                      -------------------------
                                                                         1994           1993
                                                                         ----           ----
PRIMARY EARNINGS PER SHARE
Earnings available for common shares and common stock equivalent shares deemed to have a dilutive effect:
  Earnings from continuing operations..............................   $   32,078     $   25,927
  Provision for cash dividends on preferred stock (Series B)........        (205)          (205)
                                                                      ----------     ----------
Net earnings from continuing operations.............................      31,873         25,722
Discontinued operations.............................................          --          9,090
                                                                      ----------     ----------
Net earnings available for common shares and common stock equivalent
 shares deemed to have a dilutive effect............................  $   31,873     $   34,812
                                                                      ==========     ==========
Primary earnings per share:
  Continuing operations.............................................  $     0.68     $     0.55
  Discontinued operations...........................................          --           0.20
                                                                      ----------     ----------
          Total Primary.............................................  $     0.68     $     0.75
                                                                      ==========     ==========

FULLY DILUTED EARNINGS PER SHARE
Net earnings available for common shares and common stock equivalent
 shares deemed to have a dilutive effect............................  $   31,873     $   34,812
                                                                      ==========     ==========
Fully diluted earnings per share:
  Continuing operations.............................................  $     0.68     $     0.55
  Discontinued operations...........................................          --           0.20
                                                                      ----------     ----------
          Total Fully Diluted.......................................  $     0.68     $     0.75
                                                                      ==========     ==========


Shares used in primary earnings per share computation
  Weighted average common shares outstanding (net of treasury
   shares)..........................................................  45,946,946     45,554,289
  Common stock equivalents..........................................   1,174,237      1,059,551
                                                                      ----------     ----------
  Total common shares and common stock equivalent shares deemed to
   have a dilutive effect...........................................  47,121,183     46,613,840
                                                                      ==========     ==========
Shares used in fully diluted earnings per share computation
  Total common shares and common stock equivalent shares deemed to
   have a dilutive effect...........................................  47,121,183     46,613,840
  Additional potentially dilutive securities (equivalent in common stock):
     Stock options..................................................          --         27,195
                                                                      ----------     ----------
          Total.....................................................  47,121,183     46,641,035
                                                                      ==========     ==========

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By      /s/  CAROL A. WIESNER
                                            ------------------------------------
                                                      Carol A. Wiesner
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

December 15, 1994