Form 10-Q
period 1995-01-31
LITTON INDUSTRIES INC
filed 1995-03-16
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 16, 1995
===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 1-3998

                            LITTON INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                      95-1775499
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

          21240 BURBANK BOULEVARD,
         WOODLAND HILLS, CALIFORNIA                             91367-6675
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 598-5000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On February 28, 1995 there were 46,017,891 shares of Common Stock outstanding.

                                  Page 1 of 11

                        Exhibit Index appears on Page 9

===============================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 1995

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations
              Six months ended January 31, 1995 and 1994..............................     3

            Consolidated Statements of Operations
              Three months ended January 31, 1995 and 1994............................     4

            Consolidated Balance Sheets
              January 31, 1995 and July 31, 1994......................................     5

            Consolidated Statements of Cash Flows
              Six months ended January 31, 1995 and 1994..............................     6

            Notes to Consolidated Financial Statements................................     7

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................     8

PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings.........................................................     9

  Item 4.   Submission of Matters to a Vote of Security Holders.......................     9

  Item 6.   Exhibits and Reports on Form 8-K..........................................     9

Signature.............................................................................    11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          SIX MONTHS ENDED
                                                                            JANUARY 31,
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
Sales and Service Revenues.........................................  $1,483,208      $1,644,977
                                                                     ----------      ----------
Costs and Expenses
  Cost of sales....................................................   1,168,754       1,322,332
  Selling, general and administrative..............................     163,980         172,321
  Depreciation and amortization....................................      46,989          49,277
  Interest -- net..................................................       1,509          18,137
                                                                     ----------      ----------
          Total....................................................   1,381,232       1,562,067
                                                                     ----------      ----------
Earnings from Continuing Operations before Taxes on Income.........     101,976          82,910
Taxes on Income....................................................     (41,300)        (33,579)
                                                                     ----------      ----------
Earnings from Continuing Operations................................      60,676          49,331
Discontinued Operations............................................          --        (165,614)
                                                                     ----------      ----------
          Net Earnings (Loss)......................................  $   60,676      $ (116,283)
                                                                     ==========      ==========

Primary Earnings (Loss) per Share
  Continuing Operations............................................  $     1.28      $     1.07
  Discontinued Operations..........................................          --           (3.63)
                                                                     ----------      ----------
          Total Primary............................................  $     1.28      $    (2.56)
                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
Sales and Service Revenues............................................  $694,430     $ 803,928
                                                                        --------     ---------
Costs and Expenses
  Cost of sales.......................................................   537,431       645,442
  Selling, general and administrative.................................    85,119        86,511
  Depreciation and amortization.......................................    23,597        24,217
  Interest -- net.....................................................       220         8,493
                                                                        --------     ---------
          Total.......................................................   646,367       764,663
                                                                        --------     ---------
Earnings from Continuing Operations before Taxes on Income............    48,063        39,265
Taxes on Income.......................................................   (19,465)      (15,861)
                                                                        --------     ---------
Earnings from Continuing Operations...................................    28,598        23,404
Discontinued Operations...............................................        --      (174,704)
                                                                        --------     ---------
          Net Earnings (Loss).........................................  $ 28,598     $(151,300)
                                                                        ========     =========

Primary Earnings (Loss) per Share
  Continuing Operations...............................................  $   0.60     $    0.51
  Discontinued Operations.............................................        --         (3.83)
                                                                        --------     ---------
          Total Primary...............................................  $   0.60     $   (3.32)
                                                                        ========     =========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      JANUARY 31,      JULY 31,
                                                                         1995            1994
                                                                      -----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................   $  112,230     $  117,104
  Accounts receivable, net..........................................      330,239        320,985
  Inventories less progress billings................................      455,224        481,073
  Deferred tax assets...............................................      317,198        330,495
  Prepaid expenses..................................................       19,033         14,416
                                                                       ----------     ----------
          Total Current Assets......................................    1,233,924      1,264,073
                                                                       ----------     ----------
Property, Plant and Equipment -- at cost............................    1,513,314      1,484,538
  Less accumulated depreciation.....................................     (907,338)      (886,922)
                                                                       ----------     ----------
Property, Plant and Equipment, Net..................................      605,976        597,616
                                                                       ----------     ----------
Goodwill and Other Intangibles, Net.................................      167,681        138,395
                                                                       ----------     ----------
Long-term Investments and Other Assets..............................      254,159        254,212
                                                                       ----------     ----------
          Total Assets..............................................   $2,261,740     $2,254,296
                                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................   $  570,108     $  555,895
  Payrolls and related expenses.....................................      225,708        225,124
  Taxes on income...................................................      102,173        120,511
  Notes payable and current portion of long-term obligations........       21,308         97,734
  Customer deposits and contract liabilities........................      217,866        227,877
                                                                       ----------     ----------
          Total Current Liabilities.................................    1,137,163      1,227,141
                                                                       ----------     ----------
Long-term Obligations...............................................       97,842        105,621
                                                                       ----------     ----------
Postretirement Benefit Obligations other than Pensions..............      202,215        198,795
                                                                       ----------     ----------
Deferred Tax Liabilities............................................       46,199         48,492
                                                                       ----------     ----------
Other Long-term Liabilities.........................................      105,150         63,833
                                                                       ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.............................        2,053          2,053
     Common stock...................................................       46,001         45,914
  Additional paid-in capital........................................      275,053        273,280
  Retained earnings.................................................      377,941        317,681
  Cumulative currency translation adjustment........................      (27,877)       (28,514)
                                                                       ----------     ----------
          Total Shareholders' Investment............................      673,171        610,414
                                                                       ----------     ----------
          Total Liabilities and Shareholders' Investment............   $2,261,740     $2,254,296
                                                                       ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                           SIX MONTHS ENDED
                                                                             JANUARY 31,
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
Cash and cash equivalents at beginning of period......................  $ 44,526     $ 237,440
                                                                        --------     ---------
Cash Was Provided by (Used for) Continuing Operations
Operating Activities
  Net earnings........................................................    60,676        49,331
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization....................................    46,989        49,277
     Decrease in accounts receivable..................................    50,588       117,524
     Decrease in inventory............................................    22,431         7,297
     Decrease (increase) in deferred tax assets.......................    19,537        (6,897)
     (Increase) decrease in prepaid expenses..........................    (4,241)          960
     Decrease in accounts payable.....................................   (28,876)       (3,280)
     Decrease in payrolls and related expenses........................    (2,751)      (29,193)
     Decrease in taxes on income......................................   (18,411)      (39,084)
     Increase in customer deposits and contract liabilities...........    27,089        69,023
     Other operating activities.......................................   (10,170)      (38,327)
                                                                        --------     ---------
Cash provided by operating activities.................................   162,861       176,631
                                                                        --------     ---------
Investing Activities
  Purchase of businesses, net of cash acquired........................   (62,725)       (2,152)
  Purchase of capital assets..........................................   (42,843)      (31,540)
  Proceeds from sale of business......................................    16,385            --
  Other investing activities..........................................     8,969        27,328
                                                                        --------     ---------
Cash used for investing activities....................................   (80,214)       (6,364)
                                                                        --------     ---------
Financing Activities
  (Decrease) increase in short-term obligations, net..................   (76,272)      241,406
  Increase in receivable from Western Atlas Inc.......................        --      (467,710)
  Other financing activities..........................................    (8,660)       (1,913)
                                                                        --------     ---------
Cash used for financing activities....................................   (84,932)     (228,217)
                                                                        --------     ---------
Net cash used for continuing operations...............................    (2,285)      (57,950)
                                                                        --------     ---------
Net cash used for discontinued operations.............................        --       (45,849)
                                                                        --------     ---------
Resulting in decrease in cash and cash equivalents....................    (2,285)     (103,799)
                                                                        --------     ---------
Cash and cash equivalents at end of period............................  $ 42,241     $ 133,641
                                                                        ========     =========

Supplemental disclosure of cash flow information
  Interest paid.......................................................  $  3,273     $  31,551
  Net income taxes paid...............................................  $ 36,496     $ 104,204

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED JANUARY 31, 1995

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1994. The results of operations for the six months ended January 31, 1995 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                   JANUARY 31,     JULY 31,
                                                                      1995           1994
                                                                   -----------     ---------
                                                                    (THOUSANDS OF DOLLARS)
    Raw materials and work in process............................   $  947,089     $ 925,415
    Finished goods...............................................       38,746        40,768
                                                                    ----------     ---------
                                                                       985,835       966,183
    Less progress billings.......................................     (530,611)     (485,110)
                                                                    ----------     ---------
              Net inventories....................................   $  455,224     $ 481,073
                                                                    ==========     =========

3. Interest (expense) income is shown below:

                                                  SIX MONTHS ENDED        THREE MONTHS ENDED
                                                    JANUARY 31,              JANUARY 31,
                                                --------------------     --------------------
                                                 1995         1994        1995         1994
                                                -------     --------     -------     --------
                                                           (THOUSANDS OF DOLLARS)
    Interest expense..........................  $(6,224)    $(28,998)    $(2,624)    $(14,321)
    Interest income...........................    4,715       10,861       2,404        5,828
                                                -------     --------     -------     --------
              Net interest expense............  $(1,509)    $(18,137)    $  (220)    $ (8,493)
                                                =======     ========     =======     ========

4. Discontinued operations for the period ended January 31, 1994 related to the operations of Western Atlas Inc. ("WAI"). Results for the second quarter of fiscal year 1994 included special charges totalling $163 million, net of tax, recorded to reflect the write-down of net assets of a certain division and to provide for the obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities. The common stock of WAI was distributed to holders of Litton Common stock in March 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported net earnings of $28.6 million and $60.7 million for the second quarter and six months ended January 31, 1995, respectively. The comparable amounts from continuing operations for the fiscal year 1994 periods were $23.4 million and $49.3 million. The improvement in the current year periods was primarily attributable to the significant reduction in interest expense pursuant to the early extinguishment of certain subordinated debt in July 1994. Sales and operating profit for the second quarter of the current fiscal year were $694.4 million and $60.4 million compared with $803.9 million and $64.0 million, respectively, for the second quarter of fiscal year 1994. For the six months ended January 31, 1995, sales and operating profit were $1.48 billion and $128.8 million compared with $1.64 billion and $133.6 million, respectively, for the six months ended January 31, 1994. Results of discontinued operations in fiscal year 1994 related to the operations of Western Atlas Inc. (see Note 4 of Notes to Consolidated Financial Statements in Item 1 Part I for further discussion).

     The Advanced Electronics segment reported sales and operating profit of $378.0 million and $29.4 million for the second quarter of fiscal year 1995, compared with $439.7 million and $31.4 million, respectively, for the previous year's second quarter. Sales and operating profit for the six months of the current fiscal year were $740.9 million and $57.8 million, compared with $835.8 million and $60.2 million, respectively, for the six months of fiscal year 1994. Sales were affected by the continued reduction in defense spending and the near-completion of a major contract. However, the January 1995 acquisition of the Electronic Systems division from Teledyne, Inc., which had a backlog of more than $210 million at acquisition, will provide additional business and technology base. Operating margins for the segment continued to be higher than the prior year periods as a result of improved operating efficiencies. The Company will continue to focus on strategic acquisition opportunities which will provide both near-term and long-term growth. Sales and operating profit for the Marine Engineering and Production segment were $259.5 million and $25.1 million for the second quarter of the current year compared with $315.0 million and $29.4 million, respectively, for the second quarter of fiscal year 1994. The respective amounts for the six month periods were $632.0 million and $60.7 million compared with $706.4 million and $66.1 million. The decrease in sales resulted from a lower level of activity on certain long-term contracts and the winding down of others. During the current quarter, the U.S. Navy awarded to the Company the funding to construct two additional Aegis destroyers, bringing backlog for this segment to $3.90 billion at January 31, 1995.

     The Company completed the first half of the fiscal year with $112.2 million in cash and marketable securities, after a net paydown of approximately $76 million in short-term obligations and the previously mentioned acquisition. Cash and marketable securities were $117.1 million at July 31, 1994. The Company currently has available credit commitments of up to $400 million for its general use.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, on August 31, 1993 a United States District Court jury rendered a verdict in favor of Litton against Honeywell, Inc. in the amount of $1.2 billion. The jury found that Honeywell willfully infringed a Litton patent relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. The jury also found that Honeywell actively induced a Litton licensee to infringe Litton's patent and Honeywell interfered with Litton's prospective economic advantage. Thereafter, in response to certain post trial motions filed by both Honeywell and Litton, on January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and unenforceable. As a result, the jury verdict was overturned. On February 10, 1995 the District Court entered judgment to this effect. On February 27, 1995 Litton filed a notice of appeal to the United States Court of Appeals for the Federal Circuit. Litton intends to vigorously pursue this appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1994 Annual Meeting of Shareholders was held on December 8, 1994 in Los Angeles, California.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 28, 1994. All of the nominees were elected as follows:

             NOMINEE                                               FOR         WITHHELD
             -------                                               ---         --------
        Alton J. Brann.......................................   38,744,783     1,215,229
        Joseph T. Casey......................................   38,676,383     1,283,629
        Carol B. Hallett.....................................   38,759,185     1,200,827
        Thomas B. Hayward....................................   38,680,155     1,279,857
        Orion L. Hoch........................................   38,675,115     1,284,897
        David E. Jeremiah....................................   38,712,841     1,247,171
        Rudolph E. Lang, Jr. ................................   38,680,269     1,279,743
        Robert H. Lentz .....................................   38,678,298     1,281,714
        John M. Leonis.......................................   38,748,872     1,211,140
        William P. Sommers...................................   38,735,096     1,224,916
        C. B. Thornton, Jr. .................................   38,729,714     1,230,298

     In addition to electing directors, the shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors by the following votes: 39,849,625 shares "for", 58,928 shares "against", and 51,459 shares "abstain".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 3: Secretary's Certificate with respect to number of members of the Board of Directors.

    Exhibit 11: Statement of Computation of Earnings per Share included herein on page 10.

    Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K

    In a report filed on Form 8-K dated January 9, 1995, the Company reported that a U.S. District Court judge overturned a jury verdict previously rendered in favor of Litton against Honeywell, Inc. (see Item 1 Part II of this Form 10-Q for further discussion).

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     PRIMARY EARNINGS (LOSS) PER SHARE AND
                    FULLY DILUTED EARNINGS (LOSS) PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   SIX MONTHS ENDED           THREE MONTHS ENDED
                                                     JANUARY 31,                 JANUARY 31,
                                               ------------------------    ------------------------
                                                  1995          1994          1995          1994
                                               ----------    ----------    ----------    ----------
PRIMARY EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings from continuing operations........  $   60,676    $   49,331    $   28,598    $   23,404
  Provision for cash dividends on preferred
   stock (Series B)..........................        (410)         (410)         (205)         (205)
                                               ----------    ----------    ----------    ----------
Net earnings from continuing operations......      60,266        48,921        28,393        23,199
Discontinued operations......................          --      (165,614)           --      (174,704)
                                               ----------    ----------    ----------    ----------
Net earnings (loss) available for common
 shares and common stock equivalent shares
 deemed to have a dilutive effect............  $   60,266    $ (116,693)   $   28,393    $ (151,505)
                                               ==========    ==========    ==========    ==========
Primary earnings (loss) per share:
  Continuing operations......................  $     1.28    $     1.07    $     0.60    $     0.51
  Discontinued operations....................          --         (3.63)           --         (3.83)
                                               ----------    ----------    ----------    ----------
          Total Primary......................  $     1.28    $    (2.56)   $     0.60    $    (3.32)
                                               ==========    ==========    ==========    ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE
Net earnings (loss) available for common
 shares and common stock equivalent shares
 deemed to have a dilutive effect............  $   60,266    $ (116,693)   $   28,393    $ (151,505)
                                               ==========    ==========    ==========    ==========
Fully diluted earnings (loss) per share:
  Continuing operations......................  $     1.28    $     1.07    $     0.60    $     0.51
  Discontinued operations....................          --         (3.63)           --         (3.83)
                                               ----------    ----------    ----------    ----------
          Total Fully Diluted................  $     1.28    $    (2.56)   $     0.60    $    (3.32)
                                               ==========    ==========    ==========    ==========

Shares used in primary earnings (loss) per
 share computation
  Weighted average common shares outstanding
   (net of treasury shares)..................  45,962,572    45,611,760    45,977,672    45,665,300
  Common stock equivalents...................   1,163,489            --     1,152,740            --
                                               ----------    ----------    ----------    ----------
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect...........................  47,126,061    45,611,760    47,130,412    45,665,300
                                               ==========    ==========    ==========    ==========
Shares used in fully diluted earnings (loss)
 per share computation
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect...........................  47,126,061    45,611,760    47,130,412    45,665,300
                                               ==========    ==========    ==========    ==========

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

March 16, 1995