Form 10-Q
period 1995-04-30
LITTON INDUSTRIES INC
filed 1995-06-14
CIK 59880

===============================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     On May 31, 1995 there were 46,145,726 shares of Common Stock outstanding.

                                  Page 1 of 11

                        Exhibit Index appears on Page 9


================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                        FOR QUARTER ENDED APRIL 30, 1995

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations
              Nine months ended April 30, 1995 and 1994...............................     3

            Consolidated Statements of Operations
              Three months ended April 30, 1995 and 1994..............................     4

            Consolidated Balance Sheets
              April 30, 1995 and July 31, 1994........................................     5

            Consolidated Statements of Cash Flows
              Nine months ended April 30, 1995 and 1994...............................     6

            Notes to Consolidated Financial Statements................................     7

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................     8

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings.........................................................     9

  Item 6.   Exhibits and Reports on Form 8-K..........................................     9

Signature.............................................................................    11

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                         NINE MONTHS ENDED
                                                                             APRIL 30,
                                                                     --------------------------
                                                                        1995            1994
                                                                     ----------      ----------
Sales and Service Revenues.........................................  $2,344,650      $2,602,111
                                                                     ----------      ----------
Costs and Expenses
  Cost of sales....................................................   1,850,831       2,107,078
  Selling, general and administrative..............................     258,151         260,331
  Depreciation and amortization....................................      71,828          73,891
  Interest -- net..................................................       1,967          27,057
                                                                     ----------      ----------
          Total....................................................   2,182,777       2,468,357
                                                                     ----------      ----------
Earnings from Continuing Operations before Taxes on Income.........     161,873         133,754
Taxes on Income....................................................     (65,559)        (54,170)
                                                                     ----------      ----------
Earnings from Continuing Operations................................      96,314          79,584
Discontinued Operations............................................          --        (173,079)
                                                                     ----------      ----------
          Net Earnings (Loss)......................................  $   96,314      $  (93,495)
                                                                     ==========      ==========

Primary Earnings (Loss) per Share
  Continuing Operations............................................  $     2.03      $     1.73
  Discontinued Operations..........................................          --           (3.79)
                                                                     ----------      ----------
          Total Primary............................................  $     2.03      $    (2.06)
                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                               APRIL 30,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Sales and Service Revenues.............................................  $861,442     $957,134
                                                                         --------     --------
Costs and Expenses
  Cost of sales........................................................   682,077      784,746
  Selling, general and administrative..................................    94,171       88,010
  Depreciation and amortization........................................    24,839       24,614
  Interest -- net......................................................       458        8,920
                                                                         --------     --------
          Total........................................................   801,545      906,290
                                                                         --------     --------
Earnings from Continuing Operations before Taxes on Income.............    59,897       50,844
Taxes on Income........................................................   (24,259)     (20,591)
                                                                         --------     --------
Earnings from Continuing Operations....................................    35,638       30,253
Discontinued Operations................................................        --       (7,465)
                                                                         --------     --------
          Net Earnings.................................................  $ 35,638     $ 22,788
                                                                         ========     ========
Primary Earnings per Share
  Continuing Operations................................................  $   0.75     $   0.64
  Discontinued Operations..............................................        --        (0.16)
                                                                         --------     --------
          Total Primary................................................  $   0.75     $   0.48
                                                                         ========     ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      APRIL 30,       JULY 31,
                                                                         1995           1994
                                                                      ----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $  152,007     $  117,104
  Accounts receivable, net..........................................     347,708        320,985
  Inventories less progress billings................................     496,569        481,073
  Deferred tax assets...............................................     303,978        330,495
  Prepaid expenses..................................................      19,004         14,416
                                                                      ----------     ----------
          Total Current Assets......................................   1,319,266      1,264,073
                                                                      ----------     ----------
Property, Plant and Equipment -- at cost............................   1,535,429      1,484,538
  Less accumulated depreciation.....................................    (921,958)      (886,922)
                                                                      ----------     ----------
Property, Plant and Equipment, Net..................................     613,471        597,616
                                                                      ----------     ----------
Goodwill and Other Intangibles, Net.................................     165,966        138,395
                                                                      ----------     ----------
Long-term Investments and Other Assets..............................     258,227        254,212
                                                                      ----------     ----------
          Total Assets..............................................  $2,356,930     $2,254,296
                                                                      ==========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $  579,841     $  555,895
  Payrolls and related expenses.....................................     245,687        225,124
  Taxes on income...................................................     103,201        120,511
  Notes payable and current portion of long-term obligations........      31,399         97,734
  Customer deposits and contract liabilities........................     231,601        227,877
                                                                      ----------     ----------
          Total Current Liabilities.................................   1,191,729      1,227,141
                                                                      ----------     ----------
Long-term Obligations...............................................     101,042        105,621
                                                                      ----------     ----------
Postretirement Benefit Obligations Other than Pensions..............     203,082        198,795
                                                                      ----------     ----------
Deferred Tax Liabilities............................................      45,137         48,492
                                                                      ----------     ----------
Other Long-term Liabilities.........................................     105,978         63,833
                                                                      ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.............................       2,053          2,053
     Common stock...................................................      46,079         45,914
  Additional paid-in capital........................................     276,099        273,280
  Retained earnings.................................................     413,366        317,681
  Cumulative currency translation adjustment........................     (27,635)       (28,514)
                                                                      ----------     ----------
          Total Shareholders' Investment............................     709,962        610,414
                                                                      ----------     ----------
          Total Liabilities and Shareholders' Investment............  $2,356,930     $2,254,296
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                          NINE MONTHS ENDED
                                                                              APRIL 30,
                                                                        ----------------------
                                                                          1995         1994
                                                                        --------     ---------
Cash and cash equivalents at beginning of period......................  $ 44,526     $ 237,440
                                                                        --------     ---------
Cash Was Provided by (Used for) Continuing Operations
Operating Activities
  Net earnings........................................................    96,314        79,584
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization....................................    71,828        73,891
     Deferred income tax charges/(credits)............................       569       (21,618)
     Decrease in accounts receivable..................................    34,705       136,935
     (Increase) decrease in inventory.................................    (6,887)        6,399
     Decrease (increase) in deferred tax assets.......................    32,757       (15,553)
     Increase in prepaid expenses.....................................    (4,023)       (2,308)
     (Decrease) increase in accounts payable..........................   (29,932)       29,122
     Increase (decrease) in payrolls and related expenses.............    16,172       (27,906)
     Decrease in taxes on income......................................   (17,551)      (17,634)
     Increase in customer deposits and contract liabilities...........    40,824        32,483
     Other operating activities.......................................   (14,308)      (23,592)
                                                                        --------     ---------
Cash provided by operating activities.................................   220,468       249,803
                                                                        --------     ---------
Investing Activities
  Purchase of capital assets..........................................   (72,461)      (45,772)
  Purchase of businesses..............................................   (65,616)       (2,152)
  Decrease (increase) in other current marketable securities..........    22,611      (268,221)
  Proceeds from sale of business......................................    16,385            --
  Other investing activities..........................................    10,270        29,774
                                                                        --------     ---------
Cash used for investing activities....................................   (88,811)     (286,371)
                                                                        --------     ---------
Financing Activities
  Decrease in short-term obligations, net.............................   (66,945)      (50,033)
  Other financing activities..........................................    (7,698)        4,345
                                                                        --------     ---------
Cash used for financing activities....................................   (74,643)      (45,688)
                                                                        --------     ---------
Net cash provided by (used for) continuing operations.................    57,014       (82,256)
                                                                        --------     ---------
Net cash provided by discontinued operations..........................        --        72,437
                                                                        --------     ---------
Resulting in increase (decrease) in cash and cash equivalents.........    57,014        (9,819)
                                                                        --------     ---------
Cash and cash equivalents at end of period............................  $101,540     $ 227,621
                                                                        ========     =========
Supplemental disclosure of cash flow information
  Interest paid.......................................................  $  4,301     $  32,840
  Net income taxes paid...............................................  $ 41,846     $ 124,188

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED APRIL 30, 1995

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1994. The results of operations for the nine months ended April 30, 1995 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                   APRIL 30,     JULY 31,
                                                                     1995          1994
                                                                   ---------     ---------
                                                                   (THOUSANDS OF DOLLARS)
    Raw materials and work in process............................  $ 910,072     $ 925,415
    Finished goods...............................................     39,964        40,768
                                                                   ---------     ---------
                                                                     950,036       966,183
    Less progress billings.......................................   (453,467)     (485,110)
                                                                   ---------     ---------
              Net inventories....................................  $ 496,569     $ 481,073
                                                                   =========     =========

3. Interest (expense) income is shown below:

                                                 NINE MONTHS ENDED        THREE MONTHS ENDED
                                                     APRIL 30,                APRIL 30,
                                                --------------------     --------------------
                                                 1995         1994        1995         1994
                                                -------     --------     -------     --------
                                                           (THOUSANDS OF DOLLARS)
    Interest expense..........................  $(9,088)    $(45,605)    $(2,864)    $(16,607)
    Interest income...........................    7,121       18,548       2,406        7,687
                                                -------     --------     -------     --------
              Net interest expense............  $(1,967)    $(27,057)    $  (458)    $ (8,920)
                                                =======     ========     =======     ========

4. Discontinued operations for the periods ended April 30, 1994 related to the operations of Western Atlas Inc. ("WAI"). Results included special charges totalling $179 million, net of tax, of which $16 million was recorded in the third quarter. These special charges were recorded to reflect the write-down of net assets of a certain division and to provide for the obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities. The common stock of WAI was distributed to holders of Litton Common stock in March 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Earnings from continuing operations increased to $35.6 million and $96.3 million for the third quarter and nine months ended April 30, 1995 compared with $30.3 million and $79.6 million, respectively, for the fiscal 1994 periods. Discontinued operations in the fiscal year 1994 periods related to the operations of Western Atlas Inc.("WAI") which was spun off to Litton shareholders in March 1994 (see Note 4 of Notes to Consolidated Financial Statements in Item 1). The earnings increase in the current periods was mainly attributable to a significant reduction in interest expense pursuant to the early extinguishment of certain subordinated debt in July 1994 and a reduction of corporate expenses as 1994 results included costs incurred through the accounting date of the spinoff related to WAI. Sales and operating profit amounted to $861.4 million and $73.2 million for the current year's third quarter and $2.34 billion and $202.0 million for the nine months. The comparable amounts for fiscal 1994 were $957.1 million and $73.3 million for the third quarter and $2.60 billion and $207.0 million for the nine months.

     The Advanced Electronics segment reported sales and operating profit of $408.1 million and $31.8 million for the current year's third quarter and $1.15 billion and $89.5 million for the nine months. The comparable amounts for fiscal 1994 were $468.9 million and $33.2 million for the third quarter and $1.30 billion and $93.4 million for the nine months. Operating margins improved on lower sales which continued to be affected by reduced defense spending and the near-completion of a major contract. The January 1995 acquisition of the Electronic Systems division from Teledyne, Inc., along with the June 1995 purchase (subsequent to the end of the third quarter) of the Electro-Optical Systems operations from Imo Industries Inc., will complement the businesses in this segment. Backlog for the segment increased from $1.70 billion at July 31, 1994 to $1.80 billion at April 30, 1995, before including any impact of the acquisition of Electro-Optical Systems from Imo Industries Inc. Sales and operating profit for the Marine Engineering and Production segment were $397.3 million and $37.2 million for the third quarter of the current year compared with $421.6 million and $38.9 million for the third quarter of fiscal 1994. The respective amounts for the nine months of fiscal 1995 were $1.03 billion and $97.9 million compared with $1.13 billion and $105.0 million for the nine months of fiscal 1994. The decrease in sales resulted from a lower level of activity and winding down of certain long-term contracts. Backlog for the segment amounted to $3.57 billion at April 30, 1995 compared with $3.69 billion at July 31, 1994.

     Cash and marketable securities increased to $152.0 million at April 30, 1995 from $117.1 million at July 31, 1994, after a net paydown of approximately $67 million in short-term obligations and the previously mentioned acquisition of the Electronic Systems division from Teledyne, Inc. Additionally, the Company has available credit commitments of up to $400 million for its general use.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not yet estimated the impact, if any, of adopting SFAS No. 121 and has until its fiscal year 1997 to implement this Standard.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the Registrant's Annual Report on Form 10-K for the fiscal year ended July 31, 1994, on August 31, 1993 a United States District Court jury rendered a verdict in favor of Litton against Honeywell, Inc. in the amount of $1.2 billion. The jury found that Honeywell willfully infringed a Litton patent relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. The jury also found that Honeywell actively induced a Litton licensee to infringe Litton's patent and Honeywell interfered with Litton's prospective economic advantage. Thereafter, in response to certain post trial motions filed by both Honeywell and Litton, on January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and unenforceable. As a result, the jury verdict was overturned. On February 10, 1995 the District Court entered judgment to this effect. On February 27, 1995 Litton filed a notice of appeal to the United States Court of Appeals for the Federal Circuit (the "Federal Circuit"). On May 4, 1995, Litton's opening brief was filed with the Federal Circuit asking that the District Court's finding that Litton's patent was invalid and unenforceable be reversed and that the jury's verdict be reinstated. Litton intends to vigorously pursue this appeal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 11: Statement of Computation of Earnings per Share included herein on page 10.

     Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed for the quarter ended April 30, 1995.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     PRIMARY EARNINGS (LOSS) PER SHARE AND
                    FULLY DILUTED EARNINGS (LOSS) PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                  NINE MONTHS ENDED           THREE MONTHS ENDED
                                                      APRIL 30,                   APRIL 30,
                                               ------------------------    ------------------------
                                                  1995          1994          1995          1994
                                               ----------    ----------    ----------    ----------
PRIMARY EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings from continuing operations........  $   96,314    $   79,584    $   35,638    $   30,253
  Provision for cash dividends on preferred
   stock (Series B)..........................        (616)         (616)         (206)         (206)
                                               ----------    ----------    ----------    ----------
Net earnings from continuing operations......      95,698        78,968        35,432        30,047
Discontinued operations......................          --      (173,079)           --        (7,465)
                                               ----------    ----------    ----------    ----------
Net earnings (loss) available for common
 shares and common stock equivalent shares
 deemed to have a dilutive effect............  $   95,698    $  (94,111)   $   35,432    $   22,582
                                               ==========    ==========    ==========    ==========
Primary earnings (loss) per share:
  Continuing operations......................  $     2.03    $     1.73    $     0.75    $     0.64
  Discontinued operations....................          --         (3.79)           --         (0.16)
                                               ----------    ----------    ----------    ----------
          Total Primary......................  $     2.03    $    (2.06)   $     0.75    $     0.48
                                               ==========    ==========    ==========    ==========

FULLY DILUTED EARNINGS (LOSS) PER SHARE
Net earnings (loss) available for common
 shares and common stock equivalent shares
 deemed to have a dilutive effect............  $   95,698    $  (94,111)   $   35,432    $   22,582
                                               ==========    ==========    ==========    ==========
Fully diluted earnings (loss) per share:
  Continuing operations......................  $     2.03    $     1.73    $     0.75    $     0.64
  Discontinued operations....................          --         (3.79)           --         (0.16)
                                               ----------    ----------    ----------    ----------
          Total Fully Diluted................  $     2.03    $    (2.06)   $     0.75    $     0.48
                                               ==========    ==========    ==========    ==========

Shares used in primary earnings (loss) per
 share computation
  Weighted average common shares outstanding
   (net of treasury shares)..................  45,987,894    45,667,830    46,035,736    45,776,442
  Common stock equivalents...................   1,160,096            --     1,153,312     1,031,300
                                               ----------    ----------    ----------    ----------
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect...........................  47,147,990    45,667,830    47,189,048    46,807,742
                                               ==========    ==========    ==========    ==========
Shares used in fully diluted earnings (loss)
 per share computation
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect...........................  47,147,990    45,667,830    47,189,048    46,807,742
  Additional potentially dilutive securities
   (equivalent in common stock):
    Stock options............................          --            --            --        24,506
                                               ----------    ----------    ----------    ----------
          Total..............................  47,147,990    45,667,830    47,189,048    46,832,248
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

June 14, 1995