Form 10-K405
period 1995-07-31
LITTON INDUSTRIES INC
filed 1995-10-16
CIK 59880

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

   FOR THE FISCAL YEAR ENDED JULY 31, 1995

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

           21240 BURBANK BOULEVARD
          WOODLAND HILLS, CALIFORNIA                            91367-6675
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 598-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
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

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                               ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   x
            ---

     On September 29, 1995, the aggregate market value of the Registrant's voting stock held by non-affiliates was $1.994 billion.

     On September 29, 1995, there were 46,233,521 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on December 7, 1995.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                                          PAGE
                                                                                          ----
PART I

  Item 1:    Business...................................................................    1

  Item 2:    Properties.................................................................    3

  Item 3:    Legal Proceedings..........................................................    4

  Item 4:    Submission of Matters to a Vote of Security Holders........................    5


PART II

  Item 5:    Market for the Registrant's Common Equity and Related Stockholder
              Matters...................................................................    6

  Item 6:    Selected Financial Data....................................................    6

  Item 7:    Management's Discussion and Analysis of Financial Condition and Results of
              Operations................................................................    6

  Item 8:    Financial Statements and Supplementary Data................................    6

  Item 9:    Disagreements on Accounting and Financial Disclosure.......................    6

PART III

  Item 10:   Directors and Executive Officers of the Registrant.........................   12

  Item 11:   Executive Compensation.....................................................   13

  Item 12:   Security Ownership of Certain Beneficial Owners and Management.............   13

  Item 13:   Certain Relationships and Related Transactions.............................   13

PART IV

  Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K............   14

Signatures..............................................................................   17

                                     PART I

ITEM 1.  BUSINESS

     Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) is mainly a high-technology aerospace and defense corporation which provides advanced electronic and defense systems and marine engineering and production to U.S. and world markets. The Company also provides electronic components and interconnect products to customers worldwide. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 29,100 employees at more than 20 divisions.

     The Company's businesses are reported in three business segments: Advanced Electronics, Marine Engineering and Production, and Interconnect Products. Information about the Company's business segments appears on pages F-20 and F-21 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating profit (loss) and identifiable assets for each of the three years ended July 31, 1995.

  Advanced Electronics

     The Company is a major supplier of electronic systems and related services to the United States and international military electronics markets. Principal programs and products include development, manufacture and assembly of inertial navigation and guidance systems; command, control and communications; and electronic warfare systems. The Company participates in ongoing development and production programs as well as upgrade and retrofit business worldwide to serve both defense and commercial aerospace markets. The Company also provides navigation systems and electronic components to a variety of commercial customers.

     Sales backlog for the Advanced Electronics segment was $1.752 billion and $1.703 billion at July 31, 1995 and 1994, respectively. Of the backlog at July 31, 1995, $1.105 billion has been funded and $541 million is expected to be realized as sales in years after fiscal 1996.

     Significant revenues of the Advanced Electronics segment in 1995 were derived from sales to the U.S. Government (approximately 64%).

  Marine Engineering and Production

     The Company's Ingalls Shipbuilding subsidiary is a leading designer and builder of complex surface combatant ships for the U.S. Navy. The division is also a major provider of modernization, overhaul and repair work and continues to explore opportunities internationally. Ingalls has delivered a total of 69 new destroyers, cruisers and amphibious assault ships to the Navy since 1975. Current construction work includes eight Aegis destroyers and two amphibious assault ships for the U.S. Navy.

     Sales backlog for the Marine Engineering and Production segment was $3.310 billion and $3.694 billion at July 31, 1995 and 1994, respectively. Of the backlog at July 31, 1995, $3.20 billion has been funded and approximately $1.948 billion is expected to be realized as sales in years after fiscal 1996.

     Significant revenues of the Marine Engineering and Production segment in 1995 were derived from sales to the U.S. Government (approximately 97%).

  Interconnect Products

     The Interconnect Products group is an international supplier of electronic connectors, multilayer circuit boards and other interconnect products, primarily for the telecommunications and computer industries.

  Discontinued Operations

     On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, Western Atlas Inc. ("WAI"). WAI owned and conducted the oilfield services and industrial automation systems businesses. The accounts of WAI have been segregated and reflected as discontinued operations in the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. For further information, see Note B of Notes to Consolidated Financial Statements.

  Methods of Distribution

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

  Patents

     The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been obtained over a period of years. These patents, trademarks and copyrights have been of value in the growth of the Company's businesses and may continue to be of value in the future. However, the Company's businesses generally are not dependent upon the protection of any patent, patent application or patent license agreement, or group thereof, and would not be materially affected by expiration thereof.

  Competition

     Competition exists with respect to all products manufactured and services rendered by the Company. Competition ranges from companies which produce a single product or offer a single service to some of the world's largest corporations.

  U.S. Government Contracts

     Contracts with the U.S. Government are, in many cases, performed over extended periods of time and are subject to changes in design, scope, schedules, costs and funding. In addition, contracts with the U.S. Government are subject to certain laws and regulations, with which non-compliance by the contractor may result in various sanctions including monetary penalties and fines as well as debarment or suspension from further Government contracts.

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

     Approximately 73% of the Company's consolidated revenues for fiscal year 1995 were derived from sales to the U.S. Government.

  Research and Development

     Worldwide expenditures on research and development activities amounted to $227.1 million, $220.1 million and $254.6 million, of which approximately 28%, 26% and 21% were Company-sponsored in the years ended July 31, 1995, 1994 and 1993, respectively. In fiscal 1995, the Advanced Electronics segment accounted for almost all of the total research and development expenditures.

  Environmental Protection

     During the fiscal year ended July 31, 1995, the amounts incurred in compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 3, 7, and 8 of this Annual Report on Form 10-K.

  Number of Employees

     At July 31, 1995, the Company had approximately 29,100 full-time employees. Employment by business segment was as follows:

    Advanced Electronics...............................................  13,400
    Marine Engineering and Production..................................  13,700
    Interconnect Products and Other....................................   2,000
                                                                         ------
                                                                         29,100
                                                                         ======

  Financial Information by Geographic Area

     See the table and related notes thereto, Operations by Geographic Area, which appear on pages F-20 and F-21 of this Annual Report on Form 10-K.

ITEM 2.  PROPERTIES

     The Company's principal plants and offices have an aggregate floor area of approximately 8,058,000 square feet, of which 6,920,000 square feet (85.9%) are located in the United States, and 1,138,000 square feet (14.1%) are located outside of the United States, primarily in Canada and Western Europe. The Company's executive offices, in owned premises, are at 21240 Burbank Boulevard, Woodland Hills, California.

     These properties are used by the various business segments as follows:

                                                                     SQUARE FEET
                                                                     -----------
    Advanced Electronics...........................................   5,501,000
    Marine Engineering and Production..............................   1,890,000
    Interconnect Products..........................................     561,000
    Corporate and Other Businesses.................................     106,000
                                                                      ---------
                                                                      8,058,000
                                                                      =========

     Approximately 6,765,000 square feet (84.0%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

     The Company's principal plants and offices in the United States are situated in 26 locations in 17 states as follows:

      STATE                                               SQUARE FEET
      -----                                               -----------
    California..........................................   2,206,000
    Mississippi.........................................   1,890,000
    Massachusetts.......................................     375,000
    Maryland............................................     355,000
    Texas...............................................     275,000
    Pennsylvania........................................     270,000
    Utah................................................     216,000
    Iowa................................................     203,000
    Other states........................................   1,130,000
                                                           ---------
                                                           6,920,000
                                                           =========

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

ITEM 3.  LEGAL PROCEEDINGS

(a) On August 31, 1993 a U.S. District Court jury rendered a verdict in favor of Litton against Honeywell, Inc. in the amount of $1.2 billion. The jury found that Honeywell willfully infringed a Litton patent relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. The jury also found that Honeywell actively induced a Litton licensee to infringe Litton's patent and Honeywell interfered with Litton's prospective economic advantage. Thereafter, in response to certain post trial motions filed by both Honeywell and Litton, on January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and unenforceable. As a result, the jury verdict was overturned. On February 10, 1995 the District Court entered judgment to this effect. On February 27, 1995 Litton filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") asking that the District Court's finding that Litton's patent was invalid and unenforceable be reversed and that the jury's verdict be reinstated. Final pre-hearing briefs by the parties were submitted to the Federal Circuit in August 1995. Litton is awaiting notification of the date for the hearing.

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

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1995.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on pages F-22 and F-23 and dividend information which is set forth on page F-13 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 29, 1995.

ITEM 6.  SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on pages 7 and 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption "Financial Review and Analysis" on pages 9 through 11 of this Annual Report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        -----
Management's Responsibility for Financial Reporting...................................    F-1
Independent Auditors' Report..........................................................    F-2
Consolidated Statements of Operations.................................................    F-3
Consolidated Balance Sheets...........................................................    F-4
Consolidated Statements of Shareholders' Investment...................................    F-5
Consolidated Statements of Cash Flows.................................................    F-6
Notes to Consolidated Financial Statements............................................    F-7
Quarterly Financial Information (unaudited)...........................................   F-22

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF FINANCIAL INFORMATION
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED JULY 31
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
Operating Results
  Sales and Service Revenues...............  $3,319.7    $3,446.1    $3,474.2    $3,710.8    $3,526.2
  Segment Operating Profit.................     280.5       181.4       264.1       289.9       178.9
  Earnings before Interest Expense and
     Taxes on Income.......................     239.9       149.4       227.7       275.8       207.2
  Earnings (Loss) before Extraordinary Item
     and Cumulative Effect of a Change in
     Accounting Principle
       Continuing Operations...............  $  135.0    $   51.3    $   87.3    $   87.3    $    6.0
       Discontinued Operations.............        --      (173.1)       95.0        87.1        57.5
  Extraordinary Loss.......................        --       (30.7)         --          --          --
  Cumulative Effect of a Change in
     Accounting Principle
       Continuing Operations...............        --          --      (106.7)         --          --
       Discontinued Operations.............        --          --       (10.4)         --          --
                                             --------    --------    --------    --------    --------
  Net Earnings (Loss)......................  $  135.0    $ (152.5)   $   65.2    $  174.4    $   63.5
                                             ========    ========    ========    ========    ========
  Sales to the U.S. Government as a Percent
     of Total Sales........................        73%         73%         73%         70%         69%
Financial Position at Year End
  Total Assets.............................  $2,559.6    $2,254.3    $2,749.1    $2,953.1    $3,207.1
  Shareholders' Investment.................     758.1       610.4       578.4       322.3       111.3
  Long-term Obligations....................     103.6       105.6       106.5       131.2       126.6
  Convertible Subordinated Notes and Other
     Subordinated Debentures...............        --          --       435.8       735.6     1,151.9
  Working Capital..........................     130.1        36.9       435.3       365.0       878.9
  Current Ratio............................      1.10        1.03        1.36        1.25        1.70
Common Share Data
Earnings (Loss) per Share
  Primary
     Earnings (Loss) before Extraordinary
       Item and Cumulative Effect of a
       Change in Accounting Principle
          Continuing Operations............  $   2.84    $   1.10    $   2.10    $   2.10    $   0.12
          Discontinued Operations..........        --       (3.79)       2.31        2.12        1.33
     Extraordinary Loss....................        --       (0.67)         --          --          --
     Cumulative Effect of a Change in
       Accounting Principle
          Continuing Operations............        --          --       (2.60)         --          --
          Discontinued Operations..........        --          --       (0.25)         --          --
                                             --------    --------    --------    --------    --------
            Total Primary..................  $   2.84    $  (3.36)   $   1.56    $   4.22    $   1.45
                                             ========    ========    ========    ========    ========

See Notes on page 8.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED JULY 31
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
Fully Diluted
  Earnings (Loss) before Extraordinary Item
     and Cumulative Effect of a Change in
     Accounting Principle
       Continuing Operations...............  $   2.84    $   1.10    $   2.10    $   2.10    $   0.12
       Discontinued Operations.............        --       (3.79)       2.31        1.84        1.33
  Extraordinary Loss.......................        --       (0.67)         --          --          --
  Cumulative Effect of a Change in
     Accounting Principle
       Continuing Operations...............        --          --       (2.60)         --          --
       Discontinued Operations.............        --          --       (0.25)         --          --
                                             --------    --------    --------    --------    --------
          Total Fully Diluted..............  $   2.84    $  (3.36)   $   1.56    $   3.94    $   1.45
                                             ========    ========    ========    ========    ========
Book Value per Share.......................     16.19       13.07       12.48        7.71        2.55
Common Shares Outstanding at Year End (in
  millions)................................      46.2        45.9        45.5        40.5        39.7
Shares Used to Compute Primary Earnings
  (Loss) per Share (in millions)...........      47.2        45.7        41.2        41.2        43.4
Shares Used to Compute Fully Diluted
  Earnings (Loss) per Share (in
  millions)................................      47.3        45.7        41.2        47.3        43.5
Other Selected Financial Information
  Capital Expenditures.....................  $   98.3    $   80.6    $   73.6    $   81.5    $   90.2
  Depreciation and Amortization Expense....      95.4        98.4       107.4       113.0       120.1
  Research and Development Expenditures....     227.1       220.1       254.6       201.9       224.5
  Backlog at Year End......................   5,137.8     5,466.6     6,700.4     6,570.0     6,654.4
  Number of Employees at Year End..........    29,100      29,000      32,300      34,700      36,900

---------------
Notes:

(A) Results for fiscal year 1994 included the settlement of a civil suit (see Note J on page F-19) and extraordinary loss on early extinguishment of debt (see Notes C and J on pages F-9 and F-19).

(B) Applicable information for fiscal year 1991 has been adjusted for a two-for-one Common stock split that occurred in fiscal year 1992. Additionally, amounts related to fiscal years 1992 and 1991 have been restated to reflect the WAI businesses as discontinued operations in connection with the Distribution discussed in Note B on page F-8.

(C) In the fourth quarter of fiscal year 1991, the Company provided for the loss on sale of a division, which resulted in a charge to pre-tax earnings of $120.0 million or $100.1 million after tax. The effect on primary earnings per share for the year was a decrease of $2.31.

(D) During the five year period ended July 31, 1995, the Company declared no cash dividends on its Common stock.

ITEM 7.  FINANCIAL REVIEW AND ANALYSIS

     The Company operates principally in the defense industry which has continued to consolidate and become increasingly competitive as a result of worldwide reductions in defense spending. In response, Litton has initiated an acquisition program focusing on businesses that will expand the Company's business base and solidify its competitive position in the industry. During fiscal year 1995, the Company made several strategic acquisitions to complement existing businesses in the Advanced Electronics segment, including Teledyne, Inc.'s Electronic Systems operation and the Electro-Optical Systems operation of Imo Industries Inc. (see Note B). Although these acquisitions, with combined annual revenues of approximately $280 million, did not significantly impact consolidated results for the twelve months ended July 31, 1995, they are expected to help stabilize the Company's sales base going forward. Additionally, Litton has continued its efforts to improve cost efficiencies and to adjust capacity of its operations to enhance competitiveness.

     Segment information can be found on pages F-20 and F-21.

  Fiscal Year Ended July 31, 1995 as compared to 1994

     Earnings from continuing operations were significantly higher in 1995 primarily because the 1994 results were impacted by a charge to operations for the settlement of a civil suit (see Note J). Additionally, interest expense was significantly lower in 1995 as a result of the early extinguishment of certain subordinated debt in July 1994 and there was a reduction in corporate expenses as the 1994 results included costs related to WAI (see Note B).

     Sales for the Advanced Electronics segment were substantially comparable with the prior year. The impact of reduced defense spending was offset by contributions from the previously discussed acquisitions and the effects of non-recurring revenues recognized upon completion of a long-term contract. Operating margin improved to 7.5% for fiscal year 1995 compared with 7.1% for fiscal year 1994, exclusive of the settlement of a civil suit. This improvement reflects increased operating efficiency as a result of continuing efforts to adjust the cost structure of these businesses. Backlog increased slightly to $1.75 billion at July 31, 1995 compared with $1.70 billion at July 31, 1994, primarily due to acquisitions made during 1995.

     While the outlook on defense spending remains uncertain, this segment's base of programs and participation in high-priority defense requirements should continue to help lessen the impact of further reductions. Additionally, the Company will continue to focus on acquisitions which will enhance the opportunity to participate in new programs.

     The Marine Engineering and Production segment maintained a comparable profit margin on slightly lower sales in comparison with the prior year. The decline in sales reflects the transition from the completion and winding down of certain contracts to the startup of new contracts. Contracts completed and delivered during fiscal year 1995 included four Aegis guided missile destroyers and one multipurpose amphibious assault ship to the U.S. Navy, and two SA'AR 5 class corvettes to the Israeli government. During fiscal year 1995, the Company received funding for the construction of two additional destroyers with an aggregate estimated contract value in excess of $700 million. Backlog at July 31, 1995 amounted to $3.31 billion compared with $3.69 billion at July 31, 1994. Current backlog includes eight Aegis guided missile destroyers, of which six are currently under construction, and two multipurpose amphibious assault ships, both of which are currently in production.

     The Interconnect Products segment maintained a comparable level of sales, while operating profit was significantly higher in 1995. Operating profit for 1994 was affected by a charge recorded to adjust the carrying value of a division which was subsequently sold.

  Fiscal Year Ended July 31, 1994 as compared to 1993

     Overall sales for 1994 were comparable to 1993. Earnings from continuing operations before extraordinary item for 1994 were $51.3 million compared with $87.3 million for 1993, before the cumulative effect of a change in accounting for retiree health and life insurance benefits. Results for 1994 were affected by a charge of $86.0 million pre-tax, or $53.8 million after tax, for the settlement of a civil suit.

     Sales for the Advanced Electronics segment were lower in 1994 as a result of continued reductions in defense spending. Although operating profit was affected by the $86.0 million charge, the settlement brought a conclusion to an uncertainty which would have required the commitment of company resources on a long-term basis. Exclusive of the charge, operating margin improved to 7.1% in 1994 compared with 6.4% for 1993. While the Company continued to focus on improving the cost structures and capacity of these operations during 1994, operating margin benefited from the effects of earlier efforts.

     The Marine Engineering and Production segment continued its solid performance and strong cash flow during 1994. Sales and operating profit were higher in 1994 as a result of an increased level of activity. Backlog at July 31, 1993 was $4.64 billion compared with $3.69 billion at July 31, 1994 which did not include the options for two Aegis destroyers funded in 1995.

  Discontinued Operations

     On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, WAI, which was reflected as discontinued operations (see Note B) for fiscal years 1994 and 1993. The balance sheet effect of the distribution was a reduction to Litton's Shareholders' Investment in the aggregate amount of $909.2 million representing the book value of net assets distributed. Results for fiscal year 1994 included special charges totalling $179 million, net of tax, recorded to reflect the write-down of net assets of a certain division and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities.

  Liquidity and Capital Resources

     Cash and marketable securities of $110.7 million at July 31, 1995 remained substantially comparable to the balance of $117.1 million at July 31, 1994. During fiscal year 1995, cash flow from operations provided the funds to effect the previously discussed acquisitions as well as reduce short-term borrowings by more than $70 million. The Company expects strong cash flow from operations to continue which, along with available borrowing capacity, will provide the flexibility to make additional strategic acquisitions and the ability to meet working capital requirements. At July 31, 1995, the Company has available credit commitments of up to $400 million for its general use.

     Interest expense was significantly lower in 1995 compared with 1994 as a result of the early extinguishment of certain subordinated debt in July 1994 (see Note C). The use of cash for the extinguishment also resulted in lower interest income in fiscal year 1995. Interest expense for fiscal year 1994 was lower than fiscal year 1993 due mainly to the June 1993 call for redemption and subsequent conversion of the zero coupon convertible subordinated notes.

  Environmental Matters

     As previously reported, the Company has been named as a potentially responsible party in respect to various sites to which certain of its operations may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites owned or leased by the Company. At this time, the Company believes that its ultimate liability for additional expenditures associated with sites owned and other sites to which it may have contributed wastes will not have a material adverse effect on its consolidated financial statements.

  New Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 121 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company is not aware of any significant impact of adopting SFAS No. 121 and has until its fiscal year 1997 to implement this Standard.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company will be included under the caption "The Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 7, 1995, which is hereby incorporated by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 9, 1995 and their business experience during the prior five years:

                                                        POSITIONS AND OFFICES PRESENTLY
                 NAME                   AGE              HELD AND BUSINESS EXPERIENCE
--------------------------------------  ---     -----------------------------------------------
Michael R. Brown......................  54      Executive Vice President and Chief Operating
                                                Officer and a director since September, 1995.
                                                Senior Vice President since June, 1992 and
                                                Group Executive of the Electronic Warfare
                                                Systems Group from 1988 to 1995; Group
                                                Executive of the Command, Control and
                                                Communications Systems Group since May, 1995.
                                                Vice President from 1989 to 1992.
Larry A. Frame........................  59      Senior Vice President and Group Executive of
                                                the Navigation, Guidance and Control Systems
                                                Group since March, 1994; prior thereto Division
                                                President of the Guidance and Control Systems
                                                Division since April, 1988; Vice President from
                                                1990 to 1994.
Harry Halamandaris....................  57      Vice President for Strategic Planning since
                                                August, 1995. Group Executive of the Electronic
                                                Warfare Systems Group since September, 1995;
                                                prior thereto Vice President and Group
                                                Executive of Kaiser Aerospace and Electronics
                                                Corporation since 1994; Director of Corporate
                                                Technology, Teledyne, Inc. since 1989 and
                                                President of Teledyne Systems Company since
                                                1980.
Rudolph E. Lang, Jr...................  59      Senior Vice President and Chief Financial
                                                Officer and a director since March, 1994; prior
                                                thereto Senior Vice President and Controller
                                                since December, 1988.
John M. Leonis........................  61      President and Chief Executive Officer and a
                                                director since March, 1994; prior thereto
                                                Senior Vice President since July, 1990 and
                                                Group Executive of the Company's Navigation,
                                                Guidance and Control Systems Group since 1988.
                                                Vice President from 1988 to 1990.
Timothy G. Paulson....................  48      Vice President and Treasurer since June, 1994;
                                                prior thereto Vice President of Finance and
                                                Administration of the Company's Amecom Division
                                                since 1991; Division Controller since 1986.
John E. Preston.......................  54      Senior Vice President and General Counsel since
                                                March, 1994; prior thereto Vice President and
                                                Associate General Counsel since April, 1990.

                                                        POSITIONS AND OFFICES PRESENTLY
       NAME                             AGE              HELD AND BUSINESS EXPERIENCE
       ----                             ---             -------------------------------
Gerald J. St. Pe'.....................  55      Senior Vice President of the Company since 1986
                                                and President of Ingalls Shipbuilding, Inc., a
                                                subsidiary of the Company, since 1987.

Carol A. Wiesner......................  56      Vice President and Controller since June, 1994;
                                                prior thereto Vice President and Treasurer
                                                since June, 1988. Chief Accounting Officer of
                                                the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 7, 1995, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the caption "Beneficial Ownership of the Company's Securities" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 7, 1995, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Information Regarding Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 7, 1995, which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         PAGE
                                                                                         ----
(a)(1)   Financial Statements
           See Item 8 of Part II hereof.
(a)(2)   Financial Statement Schedules
           The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for each of the three years in the period ended July 31, 1995.
(a)(3)   Executive Compensation Plans and Arrangements                                    15
(b)      Reports on Form 8-K
           There were no reports on Form 8-K filed during the fourth quarter ended
            July 31, 1995.
(c)      Index to Exhibits                                                               E-1

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                                REPORT WITH
                                                                    EXHIBIT    WHICH EXHIBIT
                           DESCRIPTION                                NO.        WAS FILED
------------------------------------------------------------------  --------   --------------
Directors' annual retainer and attendance fees. ..................  10.1(a)    1995 Form 10-K
Director retirement age and postretirement payments to
  directors. .....................................................  10.2(b)    1991 Form 10-K
Litton Supplemental Retirement Plan. .............................  10.3       1983 Form 10-K
  -- Amendment to the Litton Supplemental Retirement Plan. .......  10.1       April, 1993
                                                                               Form 10-Q
Form of the agreement under the Litton Industries, Inc. Executive
  Survivor Benefit Plan. .........................................  10.4(a)    1984 Form 10-K
  -- Amendment to the Executive Survivor Benefit Plan, adopted
      June 13, 1986. .............................................  10.4(a)    1986 Form 10-K
Incentive loans. .................................................  10.8(a)    1991 Form 10-K
Supplemental Medical Insurance Plan. .............................  10.10      1990 Form 10-K
Orion L. Hoch Supplemental Retirement Agreement and Supplemental
  Medical Insurance Plan. ........................................  10.13(b)   1983 Form 10-K
  -- First Amendment. ............................................  10.13(c)   1984 Form 10-K
  -- Second Amendment. ...........................................  10.4       April, 1994
                                                                               Form 10-Q
  -- Approval for participation in the Supplemental Medical
      Insurance Plan. ............................................  10.2       April, 1994
                                                                               Form 10-Q
Lifetime participation of Fred W. O'Green and Mildred G. O'Green
  in the Supplemental Medical Insurance Plan. ....................  10.13(e)   1988 Form 10-K
Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan, as
  amended. .......................................................  10.14(a)   1992 Form 10-K
  -- Amendment dated March 12, 1992 for the two-for-one Common
      stock split. ...............................................  10.14(b)   1992 Form 10-K
  -- Amendment dated August 2, 1993. .............................  10.14(c)   1993 Form 10-K
  -- Adjustment for the distribution of Western Atlas Inc. .......  10.14(d)   1993 Form 10-K
Litton Industries, Inc. Performance Award Plan. ..................  10.15      1984 Form 10-K
  -- Amendment dated December 2, 1992. ...........................  10.2       April, 1993
                                                                               Form 10-Q
  -- Amendment dated August 3, 1995. .............................  10.11(c)   1995 Form 10-K
Litton Industries, Inc. Restoration Plan. ........................  10.16      1989 Form 10-K
Litton Industries, Inc. Director Stock Option Plan. ..............  10.18(a)   1989 Form 10-K
  -- Amendment dated March 12, 1992 for the two-for-one Common
      stock split. ...............................................  10.18(b)   1992 Form 10-K
  -- Adjustment for the distribution of Western Atlas Inc. .......  10.18(c)   1993 Form 10-K
  -- Board of Directors Resolution with respect to options issued to directors of the Company who became directors of Western
      Atlas Inc...................................................  10.13(d)   1995 Form 10-K
Consulting agreement between a subsidiary of the Company and
  Thomas B. Hayward, a director. .................................  10.5       Apri1, 1994
                                                                               Form 10-Q
The Company's "Group Bonus Plan Fiscal 1993.".....................  10.16      1995 Form 10-K
Litton Industries, Inc. Supplemental Executive Retirement Plan....  10.22      1995 Form 10-K

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                                                REPORT WITH
                                                                    EXHIBIT    WHICH EXHIBIT
DESCRIPTION                                                           NO.        WAS FILED
-----------                                                         -------    -------------
Incentive compensation plan of Ingalls Shipbuilding, Inc., a
 subsidiary of the Company. ......................................  10.25      1992 Form 10-K
Litton Industries, Inc. Deferred Compensation Plan for
 Directors. ......................................................  10.26      April, 1993
                                                                               Form 10-Q
Form of Change of Control Employment Agreement. ..................  10.27      1993 Form 10-K

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

October 16, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Alton J. Brann                              /s/  Michael R. Brown
--------------------------------------------     --------------------------------------------
Alton J. Brann, October 16, 1995                 Michael R. Brown, October 16, 1995
Director and Chairman of the Board               Director, Executive Vice President and
                                                 Chief Operating Officer

/s/  J. T. Casey                                 /s/  Carol B. Hallett
--------------------------------------------     --------------------------------------------
Joseph T. Casey, October 16, 1995                Carol B. Hallett, October 16, 1995
Director                                         Director

/s/  Thomas B. Hayward                           /s/  O. L. Hoch
--------------------------------------------     --------------------------------------------
Thomas B. Hayward, October 16, 1995              Orion L. Hoch, October 16, 1995
Director                                         Director

/s/  David E. Jeremiah                           /s/  Rudolph E. Lang, Jr.
--------------------------------------------     --------------------------------------------
David E. Jeremiah, October 16, 1995              Rudolph E. Lang, Jr., October 16, 1995
Director                                         Director, Senior Vice President and
                                                 Chief Financial Officer

/s/  Robert H. Lentz                             /s/  John M. Leonis
--------------------------------------------     --------------------------------------------
Robert H. Lentz, October 16, 1995                John M. Leonis, October 16, 1995
Director                                         Director, President and Chief Executive
                                                 Officer

/s/  William P. Sommers                          /s/  C. B. Thornton, Jr.
--------------------------------------------     --------------------------------------------
William P. Sommers, October 16, 1995             C. B. Thornton, Jr., October 16, 1995
Director                                         Director

/s/  Carol A. Wiesner
--------------------------------------------
Carol A. Wiesner, October 16, 1995
Vice President and Controller
(Chief Accounting Officer)

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



/s/  RUDOLPH E. LANG, JR.
---------------------------------
Rudolph E. Lang, Jr.
Senior Vice President and
Chief Financial Officer

September 21, 1995

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Litton Industries, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies as of July 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note H to the consolidated financial statements, in fiscal year 1993 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106.

DELOITTE & TOUCHE LLP

Los Angeles, California
September 21, 1995

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED JULY 31
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                            ----           ----           ----
Sales and Service Revenues.............................  $3,319,725     $3,446,053     $3,474,158
                                                         ----------     ----------     ----------
Costs and Expenses
  Cost of sales........................................   2,646,342      2,777,462      2,801,485
  Selling, general and administrative..................     348,014        360,875        354,826
  Depreciation and amortization........................      95,356         98,444        107,380
  Interest -- net (Note C).............................       3,053         32,624         66,101
  Unusual item -- litigation settlement (Note J).......          --         86,000             --
                                                         ----------     ----------     ----------
          Total........................................   3,092,765      3,355,405      3,329,792
                                                         ----------     ----------     ----------
Earnings from Continuing Operations before Taxes on
 Income, Extraordinary Item and Cumulative Effect of a
 Change in Accounting Principle........................     226,960         90,648        144,366
Taxes on Income (Note G)...............................     (91,945)       (39,342)       (57,025)
                                                         ----------     ----------     ----------
Earnings from Continuing Operations before
 Extraordinary Item and Cumulative Effect of a Change
 in Accounting Principle...............................     135,015         51,306         87,341
Discontinued Operations (Note B).......................          --       (173,079)        94,962
                                                         ----------     ----------     ----------
Earnings (Loss) before Extraordinary Item and
 Cumulative Effect of a Change in Accounting
 Principle.............................................     135,015       (121,773)       182,303
Extraordinary Loss (Notes C and J).....................          --        (30,732)            --
Cumulative Effect of a Change in Accounting Principle
 (Note H)
  Continuing Operations................................          --             --       (106,727)
  Discontinued Operations..............................          --             --        (10,390)
                                                         ----------     ----------     ----------
          Net Earnings (Loss)..........................  $  135,015     $ (152,505)    $   65,186
                                                         ==========     ==========     ==========
Primary Earnings (Loss) per Share (Notes A and F)
  Earnings before Extraordinary Item and Cumulative
   Effect of a Change in Accounting Principle
    Continuing Operations..............................  $     2.84     $     1.10     $     2.10
    Discontinued Operations............................          --          (3.79)          2.31
  Extraordinary Loss...................................          --          (0.67)            --
  Cumulative Effect of a Change in Accounting Principle
    Continuing Operations..............................          --             --          (2.60)
    Discontinued Operations............................          --             --          (0.25)
                                                         ----------     ----------     ----------
          Total Primary................................  $     2.84     $    (3.36)    $     1.56
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               JULY 31
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
ASSETS
Current Assets
  Cash and marketable securities (Note C)...........................  $  110,696     $  117,104
  Accounts receivable less allowance for doubtful accounts of
     $13,189 (1995) and $12,866 (1994) (Note D).....................     420,937        320,985
  Inventories less progress billings (Notes A and D)................     552,195        481,073
  Deferred tax assets (Note G)......................................     362,819        330,495
  Prepaid expenses..................................................      18,609         14,416
                                                                      ----------     ----------
Total Current Assets................................................   1,465,256      1,264,073
                                                                      ----------     ----------
Property, Plant and Equipment, Net (Notes A and E)..................     621,839        597,616
                                                                      ----------     ----------
Goodwill and Other Intangibles, Net of Amortization of $56,762
  (1995) and $46,728 (1994) (Notes A and B).........................     218,283        138,395
                                                                      ----------     ----------
Other Assets and Long-term Investments (Includes $2,126 (1995) and
  $1,951 (1994) Due from Related Parties) (Note H)..................     254,244        254,212
                                                                      ----------     ----------
          Total Assets..............................................  $2,559,622     $2,254,296
                                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $  702,897     $  555,895
  Payrolls and related expenses.....................................     238,999        225,124
  Taxes on income...................................................     117,947        120,511
  Notes payable and current portion of long-term
     obligations (Note C)...........................................      25,106         97,734
  Other current liabilities.........................................     250,174        227,877
                                                                      ----------     ----------
Total Current Liabilities...........................................   1,335,123      1,227,141
                                                                      ----------     ----------
Long-term Obligations (Note C)......................................     103,631        105,621
                                                                      ----------     ----------
Postretirement Benefit Obligations Other than Pensions (Note H).....     204,883        198,795
                                                                      ----------     ----------
Deferred Tax Liabilities (Note G)...................................      51,836         48,492
                                                                      ----------     ----------
Other Long-term Liabilities.........................................     106,006         63,833
                                                                      ----------     ----------
Shareholders' Investment (Notes A and F and accompanying statements)
  Capital stock
     Voting preferred stock -- Series B (liquidating preference
      $8,213).......................................................       2,053          2,053
     Common stock (shares outstanding: 46,181,980 (1995)
       and 45,913,646 (1994)).......................................      46,182         45,914
  Additional paid-in capital........................................     284,399        273,280
  Retained earnings.................................................     451,862        317,681
  Cumulative currency translation adjustment........................     (26,353)       (28,514)
                                                                      ----------     ----------
Total Shareholders' Investment......................................     758,143        610,414
                                                                      ----------     ----------
          Total Liabilities and Shareholders' Investment............  $2,559,622     $2,254,296
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (THOUSANDS OF DOLLARS)

                                                          CAPITAL STOCK
                                                       --------------------
                                                       PREFERRED                                       CUMULATIVE
                                           TOTAL       SERIES B     COMMON    ADDITIONAL                CURRENCY
                                       SHAREHOLDERS'      PAR        PAR       PAID-IN     RETAINED    TRANSLATION
                                        INVESTMENT     VALUE $5    VALUE $1    CAPITAL     EARNINGS    ADJUSTMENT
                                       -------------   ---------   --------   ----------   ---------   -----------
BALANCE AT JULY 31, 1992.............    $1,364,061      $2,053     $40,455    $ 388,687   $ 939,279     $ (6,413)
  Net earnings.......................        65,186          --          --           --      65,186           --
  Cash dividends on Preferred --
   Series B ($2.00 per share)........          (821)         --          --           --        (821)          --
  Purchase of Common stock...........       (86,954)         --      (1,679)     (16,236)    (69,039)          --
  Exercise of employee stock
   options...........................        27,897          --         630       27,267          --           --
  Conversion of zero coupon
   convertible subordinated
   notes.............................       312,587          --       6,114      306,473          --           --
  Currency translation adjustment....       (18,238)         --          --           --          --      (18,238)
                                         ----------      ------     -------    ---------   ---------     --------
BALANCE AT JULY 31, 1993.............     1,663,718       2,053      45,520      706,191     934,605      (24,651)
  Net loss...........................      (152,505)         --          --           --    (152,505)          --
  Cash dividends on Preferred --
   Series B ($2.00 per share)........          (821)         --          --           --        (821)          --
  Purchase of Common stock...........        (2,399)         --         (31)        (479)     (1,889)          --
  Exercise of employee stock options.        15,513          --         425       15,088          --           --
  Currency translation adjustment....         2,201          --          --           --          --        2,201
  Distribution of Western Atlas Inc.
   (Note B)..........................      (915,293)         --          --     (447,520)   (461,709)      (6,064)
                                         ----------      ------     -------    ---------   ---------     --------
BALANCE AT JULY 31, 1994.............       610,414       2,053      45,914      273,280     317,681      (28,514)
  Net earnings.......................       135,015          --          --           --     135,015           --
  Cash dividends on Preferred --
   Series B ($2.00 per share)........          (821)         --          --           --        (821)          --
  Exercise of employee stock options.         5,246          --         268        4,991         (13)          --
  Currency translation adjustment....         2,161          --          --           --          --        2,161
  Adjustments to Distribution of
   Western Atlas Inc. (Note B).......         6,128          --          --        6,128          --           --
                                         ----------      ------     -------    ---------   ---------     --------
BALANCE AT JULY 31, 1995.............    $  758,143      $2,053     $46,182    $ 284,399   $ 451,862     $(26,353)
                                         ==========      ======     =======    =========   =========     ========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                   YEAR ENDED JULY 31
                                                          -------------------------------------
                                                            1995          1994          1993
                                                          ---------     ---------     ---------
Cash and cash equivalents at beginning of period........  $  44,526     $ 237,440     $ 169,972
                                                          ---------     ---------     ---------
Cash Was Provided by (Used for) Continuing Operations
Operating Activities
  Net earnings (loss)...................................    135,015        20,574       (19,386)
  Adjustments to reconcile net earnings (loss) to net
   cash provided by operating activities
     Depreciation and amortization......................     95,356        98,444       107,380
     Extraordinary loss on early extinguishment of
       debt.............................................         --        30,732            --
     Cumulative effect of a change in accounting
       principle........................................         --            --       106,727
     Deferred income tax charge (benefit)...............     22,034      (121,644)      (55,861)
     (Increase) decrease in accounts receivable.........     (3,520)      152,523       101,072
     (Increase) decrease in inventory...................    (46,570)       16,714        60,222
     (Increase) decrease in prepaid expenses............     (2,242)       (1,445)          703
     Increase in accounts payable.......................     64,113        12,632        48,876
     Increase (decrease) in payrolls and related
       expenses.........................................      9,301       (30,734)        2,791
     Decrease in taxes on income........................     (5,645)      (17,712)      (29,384)
     Increase (decrease) in other current liabilities...     18,224        30,542      (113,060)
     Other operating activities.........................    (12,859)        1,860       (14,834)
                                                          ---------     ---------     ---------
Cash provided by operating activities...................    273,207       192,486       195,246
                                                          ---------     ---------     ---------
Investing Activities
  Purchase of businesses................................   (127,575)      (21,919)      (11,642)
  Purchase of capital assets............................    (98,281)      (80,599)      (73,611)
  Decrease in other current marketable securities.......     22,611        43,512        32,329
  Proceeds from sale of business........................     14,609            --            --
  Proceeds from sale of property, plant and equipment...      8,392        14,594        15,517
  Proceeds from sale of investments.....................         --        16,360        44,570
  Other investing activities............................      2,549        18,712        (5,853)
                                                          ---------     ---------     ---------
Cash (used for) provided by investing activities........   (177,695)       (9,340)        1,310
                                                          ---------     ---------     ---------
Financing Activities
  (Decrease) increase in short-term obligations, net....    (73,257)       33,614       (79,951)
  Repayment of long-term obligations and early
     extinguishment of debt.............................    (10,226)     (493,405)       (9,413)
  Purchase of Common stock..............................         --        (2,399)      (86,954)
  Other financing activities............................      3,674        13,693        16,970
                                                          ---------     ---------     ---------
Cash used for financing activities......................    (79,809)     (448,497)     (159,348)
                                                          ---------     ---------     ---------
Net cash provided by (used for) continuing operations...     15,703      (265,351)       37,208
                                                          ---------     ---------     ---------
Net cash provided by discontinued operations............         --        72,437        30,260
                                                          ---------     ---------     ---------
Resulting in Increase (Decrease) in Cash and Cash
  Equivalents (Note A)..................................     15,703      (192,914)       67,468
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of period..............  $  60,229     $  44,526     $ 237,440
                                                          =========     =========     =========
Reconciliation to Consolidated Balance Sheets at July
  31, 1995 and July 31, 1994:
     Cash and cash equivalents..........................  $  60,229     $  44,526
     Marketable securities:
       Other time deposits and certificates of
          deposit.......................................     19,784        23,899
       U.S. Government obligations and other............     30,683        48,679
                                                          ---------     ---------
       Total cash and marketable securities.............  $ 110,696     $ 117,104
                                                          =========     =========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION The accounts of Litton Industries, Inc. and all its majority-owned subsidiaries (the "Company" or "Litton") are included in the accompanying consolidated financial statements. All material intercompany transactions have been eliminated. Certain reclassifications of prior period information were made to conform to the current year presentation. The financial information for fiscal years 1994 and 1993 included the results of Western Atlas Inc. ("WAI"), a former subsidiary of Litton. The shares of common stock of WAI were distributed to holders of Litton Common stock in the form of a dividend on March 17, 1994. The accounts of WAI have been segregated and reflected as discontinued operations (see Note B).

     CASH EQUIVALENTS The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

     EARNINGS PER SHARE Primary earnings per share computations are based on the weighted average number of common shares outstanding and common share equivalents with dilutive effects, if applicable. Computations were based on 47,187,934 (1995), 45,720,585 (1994) and 41,160,479 (1993) weighted average shares and net earnings after provision for cash dividends on preferred stock. Fully diluted earnings per share were the same as primary earnings per share in each of the three years in the period ended July 31, 1995.

     INVENTORIES AND LONG-TERM CONTRACTS Inventory costs under long-term contracts generally reflect actual costs incurred and include general and administrative costs of the Marine Engineering and Production segment. Otherwise, general and administrative costs are expensed as incurred. Other inventories are stated at the lower of cost or market, generally using the average or actual cost method. Progress payments received are first offset against the related balance of unbilled receivables and inventories. Any remaining portion is included in other current liabilities.

     Revenues and profits on long-term contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars incurred for the Marine Engineering and Production segment and generally on the costs incurred or units-of-delivery basis for the Company's other operations. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

     RESEARCH AND DEVELOPMENT Company-sponsored research and development expenditures are charged to expense as incurred. Worldwide expenditures on research and development activities amounted to $227.1 million, $220.1 million and $254.6 million, of which 28%, 26% and 21% were Company-sponsored, in the years ended July 31, 1995, 1994 and 1993, respectively.

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

     FOREIGN EXCHANGE INSTRUMENTS The Company periodically enters into foreign exchange and options contracts to minimize exposure to exchange rate fluctuations, as gains and losses on these contracts generally offset losses and gains on the assets and liabilities being hedged. Such gains and losses are included in the results of operations in each of the three years in the period ended July 31, 1995, and were not material. The carrying amounts, which approximate fair value, of the hedging contracts and the amounts hedged at

                            LITTON INDUSTRIES, INC.

July 31, 1995 and 1994, were not material. Counterparties to these arrangements are major financial institutions and loss from nonperformance is not anticipated.

     FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Cumulative currency translation adjustment" component of Shareholders' Investment. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended July 31, 1995.

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

NOTE B:  BUSINESS DIVESTITURES AND ACQUISITIONS

     ACQUISITIONS During fiscal year 1995, the Company made several acquisitions including Teledyne, Inc.'s Electronics Systems ("ES") operations and the Electro-Optical Systems ("EOS") operations of Imo Industries Inc. The ES operations manufacture airborne computers, avionics, doppler radars, communications, controls, displays and identification friend-or-foe systems. The EOS operations develop and produce laser and night vision equipment for U.S. and international military markets. These acquisitions, with estimated annual revenues of $280 million, have resulted in an increase to goodwill of approximately $80 million which is being amortized over periods of up to 15 years. These acquisitions were paid for in cash and have been accounted for by the purchase method of accounting.

     Other acquisitions which were made during the three years ended July 31, 1995 are integral to the Company's goals though not material in aggregate to the Company's consolidated financial statements in any one year.

     DISTRIBUTION OF WAI On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary WAI. The WAI operations, reflected herein as discontinued operations, comprised substantially all of the Company's former oilfield services and industrial automation systems businesses. The distribution ("Distribution") was made in the form of a dividend to holders of record of Litton Common stock at the close of business on March 14, 1994. Litton shareholders of record received one share of WAI common stock for each share of Litton Common stock owned. The consolidated financial statements reflected an accounting date for the Distribution of February 28, 1994. Litton's Shareholders' Investment has been reduced by an aggregate amount of $909.2 million representing the book value of net assets distributed.

                            LITTON INDUSTRIES, INC.

     WAI's net earnings (loss) were ($173) million and $85 million for the seven months ended February 28, 1994 and fiscal year 1993, respectively. Results for the seven months ended February 28, 1994 included special charges totalling $179 million, net of tax, recorded to reflect the write-down of net assets of a certain division and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities. Corporate interest costs of $7 million and $12 million have been attributed to WAI and, therefore, reclassified to discontinued operations for the seven months ended February 28, 1994 and fiscal year 1993, respectively. Income tax expense (benefit) allocated to WAI for the same periods was ($55) million and $79 million. Net earnings for fiscal year 1993 included the cumulative effect of a change in accounting principle for $10 million.

NOTE C:  CASH AND MARKETABLE SECURITIES, DEBT AND INTEREST

     Cash and marketable securities consist of the following interest-earning investments:

                                                                            JULY 31
                                                                     ----------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                     (THOUSANDS OF DOLLARS)
    Time deposits and certificates of deposit......................   $ 80,013     $ 61,007
    U.S. Government and U.S. Government agency obligations.........     30,683       54,097
    Other short-term negotiable instruments........................         --        2,000
                                                                      --------     --------
                                                                      $110,696     $117,104
                                                                      ========     ========

     Cash and cash equivalents (see Note A) at July 31, 1995 consisted of $60.2 million in time deposits. At July 31, 1994 cash and cash equivalents consisted of $37.1 million in time deposits and certificates of deposit, $5.4 million in U.S. Government obligations and $2.0 million in commercial paper.

     The Company's marketable securities at July 31, 1995 consisted of obligations issued by the U.S. Government and its agencies with an estimated fair market value of $35.0 million based on quoted market price compared with the carrying amount of $30.7 million. At July 31, 1994, the estimated fair market value of marketable securities, which consisted mainly of U.S. Government and U.S. Government agency obligations, was $59.3 million compared with the carrying amount of $56.1 million.

     In the first quarter of fiscal year 1995, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for investments in debt securities. The adoption of this statement had virtually no impact on the consolidated financial statements. The Company's investments in such securities at July 31, 1995 consisted mainly of obligations issued by the U.S. Government and its agencies and have been classified as held-to-maturity securities.

     Notes payable and current portion of long-term obligations are composed of:

                                                                            JULY 31
                                                                     ----------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                     (THOUSANDS OF DOLLARS)
    Notes payable to banks, with average interest at 7.7% (1995)
     and 5.8% (1994)...............................................   $13,635      $86,443
    Current portion of long-term obligations.......................    11,471       11,291
                                                                      -------      -------
                                                                      $25,106      $97,734
                                                                      =======      =======

                            LITTON INDUSTRIES, INC.

     Long-term obligations consist of the following:

                                                                            JULY 31
                                                                     ----------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                     (THOUSANDS OF DOLLARS)
    Capital lease commitments (Note E).............................  $ 16,671     $ 24,347
                                                                     --------     --------
    Other long-term obligations
      Pension accruals (other than U.S. and Canadian plans)........    57,421       49,480
      Industrial Development Revenue Bonds, with interest based
       generally on 70% of the current prime rate, due to 2008.....    21,215       21,315
      Other debt, with average interest at 7.2% (1995) and 7.7%
       (1994), due to 2002.........................................     8,324       10,479
                                                                     --------     --------
                                                                       86,960       81,274
                                                                     --------     --------
                                                                     $103,631     $105,621
                                                                     ========     ========

     Other long-term obligations at July 31, 1995 mature as follows:

                                                                        (THOUSANDS OF DOLLARS)
    Year ended July 31
      1997..............................................................        $ 4,287
      1998..............................................................          4,244
      1999..............................................................          4,359
      2000..............................................................          8,063
    Years subsequent to July 31, 2000...................................         66,007
                                                                                -------
                                                                                $86,960
                                                                                =======

     On July 11, 1994 the Company effected an early extinguishment of debt through an in-substance defeasance of its 12 5/8% Subordinated Debentures in the principal amount of $435.8 million due July 1, 2005. The Company purchased approximately $489 million face value in U.S. Government obligations and deposited them in an irrevocable trust administered by The Bank of New York for the sole purpose of satisfying the scheduled payments with respect to the 12 5/8% Subordinated Debentures. The trust could not be rescinded or revoked nor its assets otherwise accessed by the Company or others. The U.S. Government obligations provided cash flow, from interest at fixed rates and at maturity, which coincided with the scheduled interest payments and the redemption, at 104.2% of par plus accrued interest, on July 1, 1995. Due to this in-substance defeasance, results for the fourth quarter of fiscal year 1994 included an extraordinary loss on early extinguishment of debt of $49.2 million pre-tax, or $30.7 million after tax.

     The Company also has various credit commitments which provide for revolving credit or term loans of up to $400 million for its general use at July 31, 1995.

     Net interest expense is composed of the following:

                                                                 YEAR ENDED JULY 31
                                                          ---------------------------------
                                                           1995         1994         1993
                                                           ----         ----         ----
                                                               (THOUSANDS OF DOLLARS)
    Interest expense....................................  $12,918     $ 58,738     $ 83,342
    Interest income.....................................   (9,865)     (26,114)     (17,241)
                                                          -------     --------     --------
    Net interest expense................................  $ 3,053     $ 32,624     $ 66,101
                                                          =======     ========     ========

     Total cash interest payments made during fiscal year 1995 amounted to $5.3 million. Payments for fiscal year 1994 were $100.6 million, which included $37 million of prepaid interest in connection with the

                            LITTON INDUSTRIES, INC.

previously discussed early extinguishment of debt. Payments for fiscal year 1993 were $66.1 million. Capitalized interest costs in each of the three years in the period ended July 31, 1995 were not material.

     In addition to the previously discussed marketable securities, the Company's other financial instruments include accounts receivable, accounts payable, payrolls and related expenses, notes payable and current portion of long-term obligations and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities approximate their market values due to their short maturity. Differences between the recorded amounts and market value of the remainder of the financial instruments were not material. As discussed in Note I, the Company also has off-balance sheet guarantees and letter of credit agreements with face values totalling $238 million at July 31, 1995, relating principally to the guarantee of future performance on foreign government contracts.

NOTE D:  ACCOUNTS RECEIVABLE AND INVENTORIES

     Following are the details of accounts receivable:

                                                                          JULY 31
                                                                  ------------------------
                                                                     1995          1994
                                                                     ----          ----
                                                                   (THOUSANDS OF DOLLARS)
    Receivables related to long-term contracts
      Amounts billed
        U.S. Government.........................................   $162,995      $ 89,571
        Other...................................................     43,028        43,821
      Unbilled recoverable costs and accrued profit on progress
       completed and retentions
        U.S. Government.........................................     17,362        25,103
        Other...................................................     27,304        11,404
                                                                   --------      --------
                                                                    250,689       169,899
    Other receivables, principally from commercial customers....    170,248       151,086
                                                                   --------      --------
                                                                   $420,937      $320,985
                                                                   ========      ========

     Of the $44.7 million in retentions and amounts not billed at July 31, 1995, $31.2 million is expected to be collected in fiscal year 1996 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

     Summarized below are the components of inventory balances:

                                                                          JULY 31
                                                                  ------------------------
                                                                     1995          1994
                                                                     ----          ----
                                                                   (THOUSANDS OF DOLLARS)
    Raw materials and work in process...........................  $  230,642     $ 202,344
    Finished goods..............................................      44,565        40,768
    Inventoried costs related to long-term contracts............     752,188       723,071
                                                                  ----------     ---------
    Gross inventories...........................................   1,027,395       966,183
    Less progress billings related to long-term contracts.......    (475,200)     (485,110)
                                                                  ----------     ---------
              Net inventories...................................  $  552,195     $ 481,073
                                                                  ==========     =========

     The amounts included in "Inventoried costs related to long-term contracts" representing general and administrative costs and production cost of delivered units in excess of anticipated average cost of all units expected to be produced are not significant.

                            LITTON INDUSTRIES, INC.

NOTE E:  PROPERTY, PLANT AND EQUIPMENT

     Investment in property, plant and equipment consists of the following:

                                                                           JULY 31
                                                                  -------------------------
                                                                     1995           1994
                                                                     ----           ----
                                                                   (THOUSANDS OF DOLLARS)
    Property, plant and equipment, at cost
      Land......................................................  $   45,097     $   46,389
      Buildings.................................................     623,712        594,736
      Machinery and equipment...................................     877,455        843,413
                                                                  ----------     ----------
                                                                   1,546,264      1,484,538
      Less accumulated depreciation.............................    (924,425)      (886,922)
                                                                  ----------     ----------
              Net investment in property, plant and equipment...  $  621,839     $  597,616
                                                                  ==========     ==========

     The net book value of assets utilized under capital leases was not material at July 31, 1995 and 1994.

     The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

        Buildings.......................................................  10-45 years
        Land improvements and building improvements.....................   2-20 years
        Machinery and equipment.........................................   2-20 years

     As of July 31, 1995, minimum rental commitments under capital and noncancellable operating leases were:

                                                                   CAPITAL       OPERATING
                                                                    LEASES        LEASES
                                                                   -------       ---------
                                                                   (THOUSANDS OF DOLLARS)
    Year ended July 31
      1996......................................................   $ 8,784        $22,759
      1997......................................................     8,776         17,079
      1998......................................................     8,711         12,226
      1999......................................................        50          8,863
      2000......................................................        --          6,363
    Years subsequent to July 31, 2000...........................        --         21,844
                                                                   -------        -------
    Total minimum lease payments................................    26,321        $89,134
                                                                                  =======
    Less amounts representing interest..........................    (1,903)
                                                                   -------
    Net minimum lease payments..................................    24,418
    Less current portion of capital lease commitments...........    (7,747)
                                                                   -------
    Long-term portion of capital lease commitments..............   $16,671
                                                                   =======

     Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $28.4 million, $32.4 million and $33.6 million for the years ended July 31, 1995, 1994 and 1993, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

                            LITTON INDUSTRIES, INC.

NOTE F:  SHAREHOLDERS' INVESTMENT

     SHARE INFORMATION At July 31, 1995, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

     No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 1995.

     The Series B preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation, is entitled to receive $25.00 plus accrued dividends. There were 410,643 shares of Series B preferred stock outstanding for each of the three fiscal years ended July 31, 1995.

     On June 28, 1993, the Company called for redemption its zero coupon convertible subordinated notes due 2010. The notes were convertible into 6.126 shares of Litton Common stock per $1,000 principal amount of the notes. As of July 31, 1993, substantially all of the notes outstanding had been converted into 6,114,401 shares of Litton Common stock and the remainder had been settled for cash. This transaction resulted in an increase to Shareholders' Investment of $312.6 million.

     STOCK OPTION INFORMATION The Company has stock option plans which provide for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options at not less than 50% nor more than 100% of the fair market value of the Company's Common stock on the date of grant. The Company also has a Director Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors. Under this plan, stock options are granted annually at the fair market value of the Company's Common stock on the date of grant. The number of options so granted annually is fixed by the plan. Such options become fully exercisable on the first anniversary of their respective grant.

     The following is a summary of stock options' activities:

    Outstanding at July 31, 1992..............................................  2,994,553
      Grants (at $23.38 to $57.38 per share)..................................    396,000
      Exercises (at $14.35 to $47.94 per share)...............................   (719,424)
      Cancellations...........................................................    (49,000)
                                                                                ---------
    Outstanding at July 31, 1993 ($14.35 to $57.38 per share).................  2,622,129
      Grants: Period prior to the Distribution (at $33.14 to $66.69 per
              share)..........................................................     49,000
               Period subsequent to the Distribution (at $15.19 to $37.19 per
              share)..........................................................    421,000
      Exercises: Period prior to the Distribution (at $14.35 to $47.94 per
                 share).......................................................   (341,638)
                 Period subsequent to the Distribution (at $7.41 to $20.18 per
                 share).......................................................    (99,070)
      Cancellations...........................................................     (6,000)
                                                                                ---------
    Outstanding at July 31, 1994 ($7.40 to $37.19 per share)..................  2,645,421
      Grants (at $17.09 to $34.19 per share)..................................    606,500
      Exercises (at $7.40 to $20.83 per share)................................   (274,667)
      Cancellations...........................................................    (29,700)
                                                                                ---------
    Outstanding at July 31, 1995 ($7.40 to $37.19 per share)..................  2,947,554
                                                                                =========

     Exercisable options at July 31, 1995, 1994 and 1993 were 1,215,126, 1,083,111 and 1,245,019, respectively. At July 31, 1995, there were 1,029,655 shares available for grants of future awards under these plans.

                            LITTON INDUSTRIES, INC.

     In connection with the Distribution of the shares of Western Atlas common stock (see Note B) in fiscal year 1994, each option granted pursuant to the plans was adjusted to account for the Distribution. Each Litton optionee with options outstanding on the Distribution date received an equivalent number of Western Atlas options. The option price was allocated in accordance with a formula.

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

NOTE G:  TAXES ON INCOME

     Earnings from continuing operations before taxes on income, extraordinary item and cumulative effect of a change in accounting principle by geographic area are as follows:

                                                                  YEAR ENDED JULY 31
                                                          ---------------------------------
                                                            1995        1994         1993
                                                            ----        ----         ----
                                                               (THOUSANDS OF DOLLARS)
    United States......................................   $218,827    $102,453     $167,727
    Other nations......................................      8,133     (11,805)     (23,361)
                                                          --------    --------     --------
                                                          $226,960    $ 90,648     $144,366
                                                          ========    ========     ========

                            LITTON INDUSTRIES, INC.

     The components of taxes on income consist of the following provisions (benefits):

                                                                 YEAR ENDED JULY 31
                                                          ---------------------------------
                                                           1995         1994         1993
                                                           ----         ----         ----
                                                               (THOUSANDS OF DOLLARS)
    United States
      Current...........................................  $86,781     $ 67,637     $ 76,152
      Deferred..........................................   (6,486)     (33,203)     (20,505)
                                                          -------     --------     --------
                                                           80,295       34,434       55,647
                                                          -------     --------     --------
    Other nations
      Current...........................................   (4,112)      (2,919)       7,373
      Deferred..........................................    6,457          518      (14,244)
                                                          -------     --------     --------
                                                            2,345       (2,401)      (6,871)
                                                          -------     --------     --------
    State and local, primarily current..................    9,305        7,309        8,249
                                                          -------     --------     --------
                                                          $91,945     $ 39,342     $ 57,025
                                                          =======     ========     ========

     The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Deferred Tax Assets:
      Inventory and receivables....................................  $166,992     $163,338
      Employee benefits............................................   139,694      108,654
      Accrued liabilities..........................................    91,374       65,652
      Other items..................................................    48,417       87,016
                                                                     --------     --------
                                                                      446,477      424,660
                                                                     --------     --------
    Deferred Tax Liabilities:
      Employee benefits............................................    70,066       73,017
      Depreciation.................................................    65,428       69,640
                                                                     --------     --------
                                                                      135,494      142,657
                                                                     --------     --------
              Net deferred tax assets..............................  $310,983     $282,003
                                                                     ========     ========

     The deferred tax assets and liabilities are classified on the Consolidated Balance Sheets as follows:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Net current deferred tax assets................................  $362,819     $330,495
    Net long-term deferred tax liabilities.........................    51,836       48,492
                                                                     --------     --------
                                                                     $310,983     $282,003
                                                                     ========     ========

                            LITTON INDUSTRIES, INC.

     The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                                        JULY 31
                                                            -------------------------------
                                                             1995        1994        1993
                                                             ----        ----        ----
                                                                (THOUSANDS OF DOLLARS)
    Tax at U.S. statutory rate............................  $79,436     $31,727     $49,084
    State taxes net of federal benefit....................    6,048       4,751       5,444
    Earnings taxed at other than U.S. statutory rate......    3,604         946       1,922
    Other items...........................................    2,857       1,918         575
                                                            -------     -------     -------
                                                            $91,945     $39,342     $57,025
                                                            =======     =======     =======
    Effective tax rate....................................     40.5%       43.4%       39.5%
                                                            =======     =======     =======

     Undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amounts of $152 million and $123 million at July 31, 1995 and 1994, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

     The Company made tax payments of $65.3 million, $195.0 million and $180.6 million in fiscal years 1995, 1994 and 1993, respectively.

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

NOTE H:  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     PENSION BENEFITS Most of the Company's U.S. employees are covered by contributory defined benefit plans under which employees are eligible for benefits at age 65. Generally, benefits are determined under a formula based primarily on the participant's total plan contributions. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

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

                            LITTON INDUSTRIES, INC.

     A summary of the components of net periodic pension income (cost) for the U.S. defined benefit plans, defined contribution plans and non-U.S. pension plans for fiscal years 1995, 1994 and 1993 are as follows:

                                                                 YEAR ENDED JULY 31
                                                         ----------------------------------
                                                           1995         1994         1993
                                                           ----         ----         ----
                                                               (THOUSANDS OF DOLLARS)
    Defined benefit plans
      Service cost -- benefits earned during the
       period..........................................  $(26,880)    $(24,543)    $(23,996)
      Interest cost on projected benefit obligation....   (64,566)     (60,271)     (61,071)
      Actual return on plan assets.....................   120,009      114,769      113,479
      Net amortization and deferral....................    (2,757)      (1,607)      (8,409)
                                                         --------     --------     --------
      Net periodic pension income......................    25,806       28,348       20,003
    Defined contribution plans.........................    (9,497)     (10,246)      (9,908)
    Non-U.S. pension plans.............................    (4,025)      (3,445)       1,150
                                                         --------     --------     --------
              Net pension income.......................  $ 12,284     $ 14,657     $ 11,245
                                                         ========     ========     ========

     A reconciliation of the funded status of the U.S. defined benefit plans is as follows:

                                                                     YEAR ENDED JULY 31
                                                                  -------------------------
                                                                     1995           1994
                                                                     ----           ----
                                                                   (THOUSANDS OF DOLLARS)
    Fair value of plan assets...................................  $1,237,771     $1,172,785
    Projected benefit obligation................................    (855,423)      (832,038)
    Unrecognized net transition asset...........................     (59,611)       (70,371)
    Unrecognized net gain.......................................    (147,638)      (116,625)
    Unrecognized prior service costs............................      (9,679)       (12,138)
                                                                  ----------     ----------
              Prepaid pension cost..............................  $  165,420     $  141,613
                                                                  ==========     ==========

     The accumulated benefit obligation was $778.5 million at July 31, 1995, inclusive of the vested benefit obligation of $759.0 million. At July 31, 1994, the accumulated benefit obligation was $743.1 million, inclusive of the vested benefit obligation of $719.1 million.

     The primary actuarial assumptions used include:

                                                                              YEAR ENDED
                                                                                JULY 31
                                                                             -------------
                                                                             1995     1994
                                                                             ----     ----
    Expected long-term rate of return......................................  9 1/4%   9 1/4%
    Weighted-average discount rate.........................................  8 1/4%   8 1/4%
    Rate of increase on future compensation level..........................    5%       5%

     The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Pension assets included in Other Assets and Long-term Investments were $204.0 million and $181.1 million at July 31, 1995 and 1994, respectively.

     In fiscal years 1995, 1994 and 1993, the Company incurred $7.0 million, $18.7 million and $13.5 million, respectively, in costs for special separation and supplemental early retirement benefits for certain employees in connection with workforce reductions at certain operations.

                            LITTON INDUSTRIES, INC.

     In connection with the Distribution discussed in Note B, the Company and WAI entered into an Employee Benefits Agreement which provided for, among other items, the transfer to WAI of plan assets of approximately $189 million and the assumption by WAI of a projected benefit obligation of approximately $120 million.

     OTHER POSTRETIREMENT BENEFITS In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded. In the fourth quarter of fiscal year 1993, the Company adopted, effective as of the beginning of the fiscal year, the provisions of SFAS No. 106 related to these plans. The Company elected immediate recognition of the transition liability for such benefits and the resultant cumulative effect of a change in accounting principle amounted to $106.7 million, net of tax.

     The components of net periodic postretirement benefit costs for fiscal years 1995, 1994 and 1993 recognized under the provisions of SFAS No. 106 are as follows:

                                                                  YEAR ENDED JULY 31
                                                            -------------------------------
                                                             1995        1994        1993
                                                             ----        ----        ----
                                                                (THOUSANDS OF DOLLARS)
    Service cost -- benefits earned during the period.....  $ 2,221     $ 2,073     $ 2,516
    Interest cost on projected benefit obligation.........   14,712      14,049      13,014
                                                            -------     -------     -------
              Net postretirement benefit cost.............  $16,933     $16,122     $15,530
                                                            =======     =======     =======

     The following is a summary of the status of the plans:

                                                                      YEAR ENDED JULY 31
                                                                     ---------------------
                                                                       1995         1994
                                                                       ----         ----
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Accumulated benefit obligation:
      Retirees.....................................................  $126,338     $148,636
      Fully eligible plan participants.............................    23,616       27,198
      Other active plan participants...............................    14,533       25,511
                                                                     --------     --------
    Total accumulated benefit obligation...........................   164,487      201,345
    Unrecognized net gain (loss)...................................    40,396       (2,550)
                                                                     --------     --------
              Accrued benefit obligation...........................  $204,883     $198,795
                                                                     ========     ========

     Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 8 1/4% at July 31, 1995 and 1994. The assumed health care cost trend rate for fiscal year 1996 is 10 1/2%, decreasing over 22 years to 6% where it is expected to remain thereafter. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point change in the assumed health care cost trend rate would impact the accumulated benefit obligation by approximately $12.8 million.

NOTE I:  DEFENSE CONTRACTS, LITIGATION AND CONTINGENCIES

     Approximately 73% of total sales and service revenues of the Company for the years ended July 31, 1995, 1994 and 1993 were from U.S. Government contracts and subcontracts. Approximately 86% of these revenues for 1995 related to fixed-price type contracts. At July 31, 1995, of the total Company backlog of $5.1 billion, the amount of worldwide defense contract backlog was approximately $4.7 billion, of which $4.3 billion has been funded. At July 31, 1994 and 1993, the amount of worldwide defense contract backlog was $5.2 billion and $6.3 billion, respectively.

                            LITTON INDUSTRIES, INC.

     As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

     On August 31, 1993 a U.S. District Court jury rendered a verdict in favor of Litton against Honeywell, Inc. in the amount of $1.2 billion. The jury found that Honeywell willfully infringed a Litton patent relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. The jury also found that Honeywell actively induced a Litton licensee to infringe Litton's patent and Honeywell interfered with Litton's prospective economic advantage. Thereafter, in response to certain post trial motions filed by both Honeywell and Litton, on January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and unenforceable. As a result, the jury verdict was overturned. On February 10, 1995 the District Court entered judgment to this effect. On February 27, 1995 Litton filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit (the "Federal Circuit") asking that the District Court's finding that Litton's patent was invalid and unenforceable be reversed and that the jury's verdict be reinstated. Final pre-hearing briefs by the parties were submitted to the Federal Circuit in August 1995. Litton is awaiting notification of the date for the hearing.

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has issued or is a party to various guarantees and letter of credit agreements totalling $238 million at July 31, 1995. These arrangements relate principally to the guarantee of future performance, mainly on foreign government contracts.

NOTE J:  EXTRAORDINARY ITEM AND UNUSUAL ITEM

     On July 11, 1994, the Company effected an in-substance defeasance of its 12 5/8% Subordinated Debentures by placing direct U.S. Government obligations in an irrevocable trust to provide for the redemption, according to their terms, on July 1, 1995 at 104.2% of their principal amount, plus accrued interest (see Note C). Due to this in-substance defeasance, results for fiscal year 1994 included an extraordinary loss on early extinguishment of debt of $49.2 million pre-tax, or $30.7 million after tax. The effect on primary earnings per share for the year was a decrease of $0.67.

     On July 14, 1994, the Company settled a civil suit brought under the so-called qui tam provisions of the False Claims Act and recorded a charge of $86.0 million to the operating results of the Advanced Electronics segment. On an after-tax basis, the impact of this settlement was a $53.8 million loss, or a decrease of $1.18 to primary earnings per share for the year.

                            LITTON INDUSTRIES, INC.

NOTE K:  BUSINESS SEGMENT REPORTING

     The Company's primary operations are reported in three business segments:
Advanced Electronics, Marine Engineering and Production, and Interconnect Products.

     The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control, command, control and communications and electronic warfare systems. The fiscal year 1994 Advanced Electronics segment operating profit included the effects of the settlement of a civil suit (see Note J).

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services.

     The U.S. Government is a significant customer of both the Advanced Electronics and Marine Engineering and Production segments (see Note I).

     The Interconnect Products segment manufactures and distributes interconnection subsystems, electronic connectors, printed circuit boards, backpanels and soldering materials to diverse markets worldwide. Operating profit for fiscal year 1994 included a charge recorded to adjust the carrying value of a division which was subsequently sold.

     Intersegment sales, sales between geographic areas and export sales are not material. All internal sales and transfers are based on negotiated prices.

     Costs for Corporate and Other Amounts include net interest expense and foreign currency adjustments. Assets classified as Corporate and Other Amounts consist primarily of cash and marketable securities, deferred tax assets and, for fiscal year 1993, net assets of WAI of $1,085 million. In fiscal year 1994, the Company used cash and marketable securities to effect an early extinguishment of debt as discussed in Note C.

                            LITTON INDUSTRIES, INC.

OPERATIONS BY BUSINESS SEGMENT

                                                              MARINE
                                   YEAR                     ENGINEERING                    CORPORATE
                                   ENDED      ADVANCED          AND        INTERCONNECT    AND OTHER
                                  JULY 31    ELECTRONICS    PRODUCTION       PRODUCTS       AMOUNTS      TOTAL
                                  -------    -----------    -----------    ------------    ---------     ------
                                                              (MILLIONS OF DOLLARS)
Sales...........................    1995        $1,700         $1,396          $286          $  (62)     $3,320
                                    1994         1,732          1,484           289             (59)      3,446
                                    1993         1,841          1,393           307             (67)      3,474

Operating profit (loss).........    1995           128            132            22             (55)        227
                                    1994           122*           141             8             (94)        177
                                    1993           118            130            19            (123)        144

Capital expenditures............    1995            49             26            12              11          98
                                    1994            44             22            11               4          81
                                    1993            43             23             7               1          74
Depreciation and amortization
 expense........................    1995            65             18            10               2          95
                                    1994            67             19            11               1          98
                                    1993            75             18            11               3         107
Identifiable assets at year
 end............................    1995         1,381            392           202             585       2,560
                                    1994         1,156            330           197             571       2,254
                                    1993         1,328            327           196           1,983**     3,834

OPERATIONS BY GEOGRAPHIC AREA

                                       YEAR                                           CORPORATE
                                       ENDED      UNITED      OTHER                   AND OTHER
                                      JULY 31     STATES     NATIONS     SUBTOTAL      AMOUNTS      TOTAL
                                      -------     ------     -------     --------     ---------     ------
                                                             (MILLIONS OF DOLLARS)
Sales...............................    1995      $3,039      $ 281       $3,320        $   --      $3,320
                                        1994       3,160        286        3,446            --       3,446
                                        1993       3,140        334        3,474            --       3,474

Operating profit (loss).............    1995         267         13          280           (53)        227
                                        1994         271*        (4)         267           (90)        177
                                        1993         283        (19)         264          (120)        144

Identifiable assets at year end.....    1995       1,742        233        1,975           585       2,560
                                        1994       1,470        213        1,683           571       2,254
                                        1993       1,585        266        1,851         1,983**     3,834

---------------

 * Excludes the effects of the settlement of a civil suit (see Note J).

** Includes net assets of WAI of $1,085 million.

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                  QUARTER 1   QUARTER 2   QUARTER 3   QUARTER 4     TOTAL
                                                  ---------   ---------   ---------   ---------     ------
Fiscal Year 1995
Sales...........................................    $ 789       $ 694       $ 862       $ 975       $3,320
Operating Profit................................       54          48          60          65          227
Net Earnings....................................       32          28          36          39          135
Primary Earnings per Share*.....................     0.68        0.60        0.75        0.81         2.84

Market Prices
  Common Stock
    High........................................       40      38 7/8          38      38 7/8
    Low.........................................   35 5/8      33 1/8      32 1/2      34 1/2

---------------
  Litton Common stock is traded principally on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "LIT".

  As of September 29, 1995, there were approximately 26,700 holders of record of the Common stock.

* Primary earnings per share also reflected fully diluted earnings per share in each of the four quarters of fiscal year 1995.

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                  QUARTER 1   QUARTER 2   QUARTER 3   QUARTER 4*    TOTAL
                                                  ---------   ---------   ---------   ----------    ------
Fiscal Year 1994
Sales..........................................   $  841       $  804      $  957      $  844      $ 3,446
Operating Profit (Loss)........................   $   44       $   39      $   51      $  (43)     $    91
Earnings (Loss) before Extraordinary Item
  Continuing Operations........................   $   26       $   23      $   30      $  (28)     $   51
  Discontinued Operations......................        9         (175)         (7)         --        (173)
Extraordinary Loss.............................       --           --          --         (31)        (31)
                                                  ------       ------      ------      ------      ------
Net Earnings (Loss)............................   $   35       $ (152)     $   23      $  (59)       (153)
                                                  ======       ======      ======      ======      ======
Primary Earnings (Loss) per Share before
Extraordinary Item**
  Continuing Operations........................   $ 0.55       $ 0.51      $ 0.64      $(0.62)     $ 1.10
  Discontinued Operations......................     0.20        (3.83)      (0.16)         --       (3.79)
Extraordinary Loss.............................       --           --          --       (0.67)      (0.67)
                                                  ------       ------      ------      ------      ------
Total..........................................   $ 0.75       $(3.32)     $ 0.48      $(1.29)     $(3.36)
                                                  ======       ======      ======      ======      ======
Market Prices
  Common Stock
    High.......................................   69 3/8       71 3/8      74 3/4      37 5/8
    Low........................................   58 1/2       62 5/8      28 7/8***   30 1/4

---------------

    The total of quarterly amounts for earnings per share will not necessarily equal the annual amount, since the computations are based on the average number of common shares and dilutive common share equivalents outstanding during each period.

  * Results for the fourth quarter of fiscal year 1994 included the settlement of a civil suit (see Note J). The impact on fourth quarter and fiscal year 1994 primary and fully diluted earnings per share was a loss of $1.17 and $1.18, respectively. In addition, the Company effected an early extinguishment of debt in the fourth quarter of fiscal year 1994 which resulted in an extraordinary loss (see Notes C and J).

 ** Primary earnings (loss) per share also reflected fully diluted earnings
    (loss) per share in each of the four quarters of fiscal year 1994.

*** Subsequent to the Distribution, Western Atlas common stock began trading separately from Litton Common stock in the third quarter of fiscal year 1994 (see Note B).

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                               INDEX TO EXHIBITS

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
      3.1(a)          Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.
      3.1(b)          Amendment to the Company's Restated Certificate of Incorporation, filed as
                      Exhibit 3.1(a) to the Company's October 31, 1986 Quarterly Report on Form
                      10-Q, and incorporated herein by reference.
      3.2(a)          By-laws of the Company as amended through the date of this filing, and incorporated herein by reference.
      4.1             Indenture dated as of June 10, 1985 between the Company and The Bank of New
                      York, Trustee, under which the 12 5/8% Subordinated Debentures Due 2005 were issued, filed as Exhibit 4.1 to the Company's April 30, 1985 Quarterly
                      Report on Form 10-Q, and incorporated herein by reference.
      4.2             Form of definitive 12 5/8% Subordinated Debenture Due 2005, filed as
                      Exhibit 4.4 to the Company's 1985 Annual Report on Form 10-K, and incorporated herein by reference.
      4.3             $400,000,000 Amended and Restated Credit Agreement dated December 22, 1994, along with amendment dated March 17, 1995, among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent, and
                      Wells Fargo Bank, N.A., as Co-Agent.*
      4.4             Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
      4.5             Rights Agreement, together with exhibits thereto, dated August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent,
                      filed as Exhibit 99.2 to Form 8-K dated August 17, 1994, and incorporated herein by reference.
     10.1(a)          Board of Directors Resolutions, adopted December 8, 1994, with respect to nonemployee directors' annual retainer and attendance fees.*
     10.1(b)          Board of Directors Resolutions with respect to director retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on
                      October 16, 1991, filed as Exhibit 10.2(b) to the Company's 1991 Annual
                      Report on Form 10-K, and incorporated herein by reference.
     10.2(a)          Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the Company's
                      1983 Annual Report on Form 10-K, and incorporated herein by reference.
     10.2(b)          Board of Directors Resolution, adopted December 2, 1992, amending the Litton
                      Supplemental Retirement Plan, filed as Exhibit 10.1 to the Company's
                      April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.2(c)          Agreement of Trust between the Company and First Interstate Bank of
                      California, dated December 20, 1988, regarding payments of pension benefits under the Litton Supplemental Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's
                      1989 Annual Report on Form 10-K, and incorporated herein by reference.
     10.2(d)          Amendments, through the date of the filing, to the Agreement of Trust dated
                      December 20, 1988, and incorporated herein by reference.
     10.2(e)          Instruments dated April 16, 1990, and April 25, 1990, removing First
                      Interstate Bank of California as Trustee under Agreement of Trust dated
                      December 20, 1988, and appointing Wells Fargo Bank, N.A., as Successor
                      Trustee, filed as Exhibit 10.17(c) to the Company's 1990 Annual Report on
                      Form 10-K, and incorporated herein by reference.
     10.2(f)          Letter of Credit dated November 17, 1989, issued by Wells Fargo Bank, N.A.
                      pursuant to Agreement of Trust dated December 20, 1988, filed as Exhibit
                      10.17(d) to the Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.3(a)          Specimen of the form of the agreement presently outstanding under the Litton
                      Industries, Inc. Executive Survivor Benefit Plan, applicable to officers and certain key employees, filed as Exhibit 10.4 to the Company's 1984 Annual
                      Report on Form 10-K, and incorporated herein by reference.
     10.3(b)          Board of Directors Resolutions amending the Executive Survivor Benefit Plan, adopted June 12, 1986, filed as Exhibit 10.4(a) to the Company's 1986 Annual
                      Report on Form 10-K, and incorporated herein by reference.
     10.5(a)          Board of Directors Resolution with respect to incentive loans, adopted
                      September 26, 1991, filed as Exhibit 10.8(a) to the Company's 1991 Annual
                      Report on Form 10-K, and incorporated herein by reference.
     10.5(b)          Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan program, filed as Exhibit
                      10.8(b) to the Company's 1991 Annual Report on Form 10-K, and incorporated herein by reference.
     10.7(a)          Supplemental Medical Insurance Plan for Key Executive Employees
                      incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's 1990 Annual Report on Form 10-K, and
                      incorporated herein by reference.
     10.7(b)          Resolution adopted by the Compensation and Selection Committee, dated
                      January 26, 1994, approving the participation by Orion L. Hoch and Catherine
                      Nan Hoch in the Supplemental Medical Insurance Plan, filed as Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form 10-Q, and
                      incorporated herein by reference.
     10.9(a)          Supplemental Retirement Agreement between the Company and Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's 1983 Annual Report on Form 10-K,
                      and incorporated herein by reference.
     10.9(b)          Amendments, through the date of the filing, to the Supplemental Retirement
                      Agreement between the Company and Orion L. Hoch, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.9(c)          Extract of the minutes of a meeting of the Compensation and Selection
                      Committee of the Board of Directors, held on March 31, 1988, with respect to the lifetime participation of Fred W. O'Green and Mildred G. O'Green in the
                      Supplemental Medical Insurance Plan, filed as Exhibit 10.13(e) to the
                      Company's 1988 Annual Report on Form 10- K, and incorporated herein by reference.
     10.10(a)         Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan, as amended, filed as Exhibit 10.14(a) to the Company's 1992 Annual Report on Form 10-K,
                      and incorporated herein by reference.
     10.10(b)         Compensation and Selection Committee Resolutions, adopted March 12, 1992, amending the Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan for
                      the effects of the two-for-one Common stock split which was effective May 8,
                      1992, filed as Exhibit 10.14(b) to the Company's 1992 Annual Report on Form
                      10-K, and incorporated herein by reference.
     10.10(c)         Board of Directors Resolutions, adopted August 12, 1993, amending the Litton
                      Industries, Inc. 1984 Long-term Stock Incentive Plan for employment and option price in connection with the distribution of Western Atlas Inc., filed as Exhibit 10.14(c) to the Company's 1993 Annual Report on Form 10-K,
                      and incorporated herein by reference.
     10.10(d)         Compensation and Selection Committee Resolution, adopted September 29, 1993, adjusting the options outstanding under the Litton Industries, Inc. 1984
                      Long-term Stock Incentive Plan for the distribution of Western Atlas Inc.
                      Common stock, filed as Exhibit 10.14(d) to the Company's 1993 Annual Report
                      on Form 10-K, and incorporated herein by reference.
     10.11(a)         Litton Industries, Inc. Performance Award Plan, filed as Exhibit 10.15 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.
     10.11(b)         Board of Directors Resolution, adopted December 2, 1992, amending the Litton
                      Industries, Inc. Performance Award Plan, filed as Exhibit 10.2 to the
                      Company's April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.
     10.11(c)         Board of Directors Resolution, adopted August 3, 1995, amending the Litton
                      Industries, Inc. Performance Award Plan.*
     10.12            Litton Industries, Inc. Restoration Plan filed as Exhibit 10.16 to the
                      Company's 1989 Annual Report on Form 10- K, and incorporated herein by reference.
     10.13(a)         Litton Industries, Inc. Director Stock Option Plan, filed as Exhibit
                      10.18(a) to the Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.
     10.13(b)         Board of Directors Resolution, adopted March 12, 1992, amending the Litton
                      Industries, Inc. Director Stock Option Plan for the two-for-one Common stock split which was effective May 8, 1992, filed as Exhibit 10.18(b) to the
                      Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.
     10.13(c)         Board of Directors Resolution, adopted September 30, 1993, adjusting the options outstanding under the Litton Industries, Inc. Director Stock Option
                      Plan for the distribution of Western Atlas Inc. Common stock, filed as
                      Exhibit 10.18(c) to the Company's 1993 Annual Report on Form 10-K, and
                      incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.13(d)         Board of Directors Resolution, adopted October 27, 1994, with respect to options issued to directors of the Company who became directors of Western
                      Atlas Inc.*
     10.14            Consulting agreement between a subsidiary of the Company and Thomas B.
                      Hayward, a director of the Company, dated December 17, 1993, filed as
                      Exhibit 10.5 to the Company's April 30, 1994 Quarterly Report on Form 10-Q,
                      and incorporated herein by reference.
     10.16            Copy of the Company's "Group Bonus Plan Fiscal 1993", which provides for incentive compensation rewards for certain Group Executives and other key group personnel.*
     10.17            Copy of the Incentive Compensation Plan of Ingalls Shipbuilding, Inc., a
                      subsidiary of the Company, filed as Exhibit 10.25 to the Company's 1992
                      Annual Report on Form 10-K, and incorporated herein by reference.
     10.18            Litton Industries, Inc. Deferred Compensation Plan for Directors together with Board of Directors Resolution adopted December 2, 1992, filed as
                      Exhibit 10.3 to the Company's April 30, 1993 Quarterly Report on Form 10-Q,
                      and incorporated herein by reference.
     10.19            Form of Change of Control Employment Agreement between the Company and certain executive officers, filed as Exhibit 10.27 to the Company's 1993
                      Annual Report on Form 10-K, and incorporated herein by reference.
     10.20            Distribution and Indemnity Agreement between Litton Industries, Inc. and
                      Western Atlas Inc. dated March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March 17, 1994, and incorporated herein by reference.
     10.21            Tax Sharing Agreement between Litton Industries, Inc. and Western Atlas Inc.
                      dated March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March 17,
                      1994, and incorporated herein by reference.
     10.22            Litton Industries, Inc. Supplemental Executive Retirement Plan, effective
                      August 1, 1995, to provide supplemental retirement benefits to certain key executive employees.*
     11               Statement of Computation of Earnings per Share included herein on pages E-5 and E-6.
     21               Subsidiaries of the Registrant included herein on page E-7.
     23               Independent Auditors' Consent included herein on page E-8.
     27               Financial Data Schedule included herein.
     99               Undertaking re:  Indemnification for liabilities under Securities Act, filed as Exhibit 19 to the Company's 1990 Annual Report on Form 10-K, and
                      incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

    EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE(A)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   1995         1994         1993         1992         1991
                                                   ----         ----         ----         ----         ----
PRIMARY EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings from continuing operations.........  $  135,015   $   51,306   $   87,341   $   87,299   $    5,964
  Provision for cash dividends on preferred
   stock (Series B)...........................        (821)        (821)        (821)        (821)        (821)
                                                ----------   ----------   ----------   ----------   ----------
Net earnings from continuing operations.......     134,194       50,485       86,520       86,478        5,143
Discontinued operations.......................          --     (173,079)      94,962       87,138       57,539
Extraordinary loss............................          --      (30,732)          --           --           --
Cumulative effect of a change in accounting
 principle:
  Continuing operations.......................          --           --     (106,727)          --           --
  Discontinued operations.....................          --           --      (10,390)          --           --
                                                ----------   ----------   ----------   ----------   ----------
Net earnings (loss) available for common
 shares and common stock equivalent shares
 deemed to have a dilutive effect.............  $  134,194   $ (153,326)  $   64,365   $  173,616   $   62,682
                                                ==========   ==========   ==========   ==========   ==========
Primary earnings (loss) per share before
 extraordinary item and cumulative effect of a
 change in accounting principle:
  Continuing operations.......................  $     2.84   $     1.10   $     2.10   $     2.10   $     0.12
  Discontinued operations.....................          --        (3.79)        2.31         2.12         1.33
Extraordinary loss............................          --        (0.67)          --           --           --
Cumulative effect of a change in accounting
 principle:
  Continuing operations.......................          --           --        (2.60)          --           --
  Discontinued operations.....................          --           --        (0.25)          --           --
                                                ----------   ----------   ----------   ----------   ----------
          Total primary.......................  $     2.84   $    (3.36)  $     1.56   $     4.22   $     1.45
                                                ==========   ==========   ==========   ==========   ==========
SHARES USED IN COMPUTATION
Weighted average common shares outstanding
 (net of treasury shares).....................  46,029,979   45,720,585   40,161,652   40,189,888   42,290,454
Common stock equivalents......................   1,157,955      (B)          998,827      985,676    1,132,206
                                                ----------   ----------   ----------   ----------   ----------
Total common shares and common stock
 equivalent shares deemed to have a dilutive
 effect.......................................  47,187,934   45,720,585   41,160,479   41,175,564   43,422,660
                                                ==========   ==========   ==========   ==========   ==========

---------------
NOTES:

(A) Applicable information for fiscal year 1991 has been adjusted for a two-for-one Common stock split which occurred in fiscal year 1992. Additionally, amounts related to fiscal years 1992 and 1991 have been restated to reflect the WAI businesses as discontinued operations in connection with the Distribution discussed in Note B of Notes to Consolidated Financial Statements on page F-8 of this Annual Report on Form 10-K.

(B) The weighted average effect of stock options was anti-dilutive for fiscal year 1994 and, therefore, not considered.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

    EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE(A)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                          1995         1994         1993         1992         1991
                                                          ----         ----         ----         ----         ----
FULLY DILUTED EARNINGS (LOSS) PER SHARE
Earnings available for common shares and common stock
 equivalent shares deemed to have a dilutive effect:
  Earnings from continuing operations................  $  135,015   $   51,306   $   87,341   $   87,299   $    5,964
  Provision for cash dividends on preferred stock
   (Series B)........................................        (821)        (821)        (821)        (821)        (821)
                                                       ----------   ----------   ----------   ----------   ----------
Net earnings from continuing operations..............     134,194       50,485       86,520       86,478        5,143
Discontinued operations..............................          --     (173,079)      94,962       87,138       57,539
Extraordinary loss...................................          --      (30,732)          --           --           --
Cumulative effect of a change in accounting
 principle:
  Continuing operations..............................          --           --     (106,727)          --           --
  Discontinued operations............................          --           --      (10,390)          --           --
                                                       ----------   ----------   ----------   ----------   ----------
Net earnings (loss) available for common shares and
 common stock equivalent shares deemed to have a
 dilutive effect.....................................     134,194     (153,326)      64,365      173,616       62,682
Add: Interest expense on zero coupon convertible
 subordinated notes (net of tax).....................          --           --          (B)       13,083          (B)
                                                       ----------   ----------   ----------   ----------   ----------
          Total......................................  $  134,194   $ (153,326)  $   64,365   $  186,699   $   62,682
                                                       ==========   ==========   ==========   ==========   ==========
Fully diluted earnings (loss) per share before
 extraordinary item and cumulative effect of a
 change in accounting principle:
  Continuing operations..............................  $     2.84   $     1.10   $     2.10   $     2.10   $     0.12
  Discontinued operations............................          --        (3.79)        2.31         1.84         1.33
Extraordinary loss...................................          --        (0.67)          --           --           --
Cumulative effect of a change in accounting
 principle:
  Continuing operations..............................          --           --        (2.60)          --           --
  Discontinued operations............................          --           --        (0.25)          --           --
                                                       ----------   ----------   ----------   ----------   ----------
          Total fully diluted........................  $     2.84   $    (3.36)  $     1.56   $     3.94   $     1.45
                                                       ==========   ==========   ==========   ==========   ==========
SHARES USED IN COMPUTATION
Total common shares and common stock equivalent
 shares deemed to have a dilutive effect.............  47,187,934   45,720,585   41,160,479   41,175,564   43,422,660
Additional potentially dilutive securities
 (equivalent in common stock):
  Stock options......................................      73,964           --           --       24,676       29,676
  Zero coupon convertible subordinated notes.........          --           --          (B)    6,126,000          (B)
                                                       ----------   ----------   ----------   ----------   ----------
          Total......................................  47,261,898   45,720,585   41,160,479   47,326,240   43,452,336
                                                       ==========   ==========   ==========   ==========   ==========
SUMMARY OF CASH DIVIDENDS DECLARED PER SHARE
Preferred -- Series B................................  $     2.00   $     2.00   $     2.00   $     2.00   $     2.00
                           `

---------------
NOTES:
(A) Applicable information for fiscal year 1991 has been adjusted for a two-for-one Common stock split which occurred in fiscal year 1992. Additionally, amounts related to fiscal years 1992 and 1991 have been restated to reflect the WAI businesses as discontinued operations in connection with the Distribution discussed in Note B of Notes to Consolidated Financial Statements on page F-8 of this Annual Report on Form 10-K.

(B) The fully diluted earnings per share calculation for fiscal 1993 and 1991 did not include the assumed conversion of zero coupon convertible subordinated notes issued September 26, 1990, because the effect on shares used in the calculation and the related increase to income for the interest expense adjustment, net of tax, would be anti-dilutive. As discussed in Note F of Notes to Consolidated Financial Statements on page F-13 of this Annual Report on Form 10-K, substantially all of these notes were converted into Common stock and the remainder redeemed for cash in fiscal year 1993.

                                                                      EXHIBIT 21

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         SUBSIDIARIES OF THE REGISTRANT

                                                                    JURISDICTION OF     PERCENTAGE OF
   NAME OF SUBSIDIARY                                                INCORPORATION        OWNERSHIP
   ------------------                                               ---------------     -------------
Ingalls Shipbuilding, Inc. .......................................      Delaware             100
Litton Systems, Inc. .............................................      Delaware             100

     The Registrant has additional operating subsidiaries, which considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

     All above listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in (i) Registration Statement No. 2-93044 on Form S-8, (ii) Registration Statement No. 33-27467 on Form S-8,
(iii) Registration Statement No. 33-27468 on Form S-8, (iv) Registration Statement No. 33-44684 on Form S-3 and (v) Registration Statement No. 33-55944 on Form S-8 of our report dated September 21, 1995, appearing in this Annual Report on Form 10-K of Litton Industries, Inc. and subsidiary companies for the year ended July 31, 1995.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 16, 1995