Form 10-Q
period 1995-10-31
LITTON INDUSTRIES INC
filed 1995-12-15
CIK 59880

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 15, 1995
================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1995

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

     On November 30, 1995 there were 46,242,929 shares of Common Stock outstanding.

                        Exhibit Index appears on Page 7.
================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED OCTOBER 31, 1995

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations
              Three months ended October 31, 1995 and 1994............................     3

            Consolidated Balance Sheets
              October 31, 1995 and July 31, 1995......................................     4

            Consolidated Statements of Cash Flows
              Three months ended October 31, 1995 and 1994............................     5

            Notes to Consolidated Financial Statements................................     6

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................     7

PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K..........................................     7

Signature.............................................................................     9

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                        ----------------------
                                                                          1995          1994
                                                                        --------      --------
Sales and Service Revenues............................................  $836,197      $788,778
                                                                        --------      --------
Costs and Expenses
  Cost of sales.......................................................   662,597       631,323
  Selling, general and administrative.................................    87,315        78,861
  Depreciation and amortization.......................................    24,122        23,392
  Interest -- net.....................................................       522         1,289
                                                                        --------      --------
          Total.......................................................   774,556       734,865
                                                                        --------      --------
Earnings before Taxes on Income.......................................    61,641        53,913
Taxes on Income.......................................................   (24,963)      (21,835)
                                                                        --------      --------
          Net Earnings................................................  $ 36,678      $ 32,078
                                                                        ========      ========

Primary Earnings per Share............................................  $   0.77      $   0.68
                                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                     OCTOBER 31,      JULY 31,
                                                                        1995            1995
                                                                     ----------      ----------
ASSETS
Current Assets
  Cash and marketable securities...................................  $  211,913      $  110,696
  Accounts receivable, net.........................................     371,553         420,937
  Inventories less progress billings...............................     522,821         552,195
  Deferred tax assets..............................................     374,639         362,819
  Prepaid expenses.................................................      21,765          18,609
                                                                     ----------      ----------
          Total Current Assets.....................................   1,502,691       1,465,256
                                                                     ----------      ----------
Property, Plant and Equipment -- at cost...........................   1,537,514       1,546,264
  Less accumulated depreciation....................................    (926,637)       (924,425)
                                                                     ----------      ----------
Property, Plant and Equipment, Net.................................     610,877         621,839
                                                                     ----------      ----------
Goodwill and Other Intangibles, Net................................     216,099         218,283
                                                                     ----------      ----------
Other Assets and Long-term Investments.............................     263,433         254,244
                                                                     ----------      ----------
          Total Assets.............................................  $2,593,100      $2,559,622
                                                                     ==========      ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities
  Accounts payable.................................................  $  666,349      $  702,897
  Payrolls and related expenses....................................     256,910         238,999
  Taxes on income..................................................     125,613         117,947
  Notes payable and current portion of long-term obligations.......      22,649          25,106
  Other current liabilities........................................     236,448         250,174
                                                                     ----------      ----------
          Total Current Liabilities................................   1,307,969       1,335,123
                                                                     ----------      ----------
Long-term Obligations..............................................     103,619         103,631
                                                                     ----------      ----------
Postretirement Benefit Obligations Other than Pensions.............     205,887         204,883
                                                                     ----------      ----------
Deferred Tax Liabilities...........................................      60,816          51,836
                                                                     ----------      ----------
Other Long-term Liabilities........................................     120,558         106,006
                                                                     ----------      ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B............................       2,053           2,053
     Common stock..................................................      46,240          46,182
  Additional paid-in capital.......................................     285,743         284,399
  Retained earnings................................................     488,331         451,862
  Cumulative currency translation adjustment.......................     (28,116)        (26,353)
                                                                     ----------      ----------
          Total Shareholders' Investment...........................     794,251         758,143
                                                                     ----------      ----------
          Total Liabilities and Shareholders' Investment...........  $2,593,100      $2,559,622
                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                          THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                         ---------------------
                                                                           1995         1994
                                                                         --------     --------
Cash and cash equivalents at beginning of period.......................  $ 60,229     $ 44,526
                                                                         --------     --------
Cash was provided by (used for)
Operating Activities
  Net earnings.........................................................    36,678       32,078
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization.....................................    24,122       23,392
     Deferred income tax charge (benefit)..............................    10,777         (700)
     Decrease (increase) in accounts receivable........................    49,565      (26,236)
     Decrease in inventory.............................................    29,479       54,695
     Increase in prepaid expenses......................................    (3,113)      (1,014)
     Decrease in accounts payable......................................   (39,203)     (47,822)
     Increase in payrolls and related expenses.........................    18,600        8,098
     Increase in taxes on income.......................................     5,768       20,069
     (Decrease) increase in other current liabilities..................   (13,726)      27,296
     Other operating activities........................................    (7,036)         327
                                                                         --------     --------
Cash provided by operating activities..................................   111,911       90,183
                                                                         --------     --------
Investing Activities
  Purchase of capital assets...........................................   (12,785)     (14,370)
  Decrease in other current marketable securities......................    10,073        8,735
  Other investing activities...........................................     3,092          362
                                                                         --------     --------
Cash provided by (used for) investing activities.......................       380       (5,273)
                                                                         --------     --------
Financing Activities
  Decrease in short-term obligations, net..............................    (2,235)     (64,288)
  Other financing activities...........................................     1,234         (814)
                                                                         --------     --------
Cash used for financing activities.....................................    (1,001)     (65,102)
                                                                         --------     --------
Resulting in increase in cash and cash equivalents.....................   111,290       19,808
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $171,519     $ 64,334
                                                                         ========     ========
Supplemental disclosure of cash flow information
  Interest paid........................................................  $  1,074     $  1,778
  Net income taxes paid (received).....................................  $  7,580     $   (850)
Reconciliation to Consolidated Balance Sheet at October 31, 1995:
    Cash and cash equivalents..........................................  $171,519
    Marketable securities..............................................    40,394
                                                                         --------
          Total cash and marketable securities.........................  $211,913
                                                                         ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED OCTOBER 31, 1995

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995. The results of operations for the three months ended October 31, 1995 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                   OCTOBER 31,     JULY 31,
                                                                      1995           1995
                                                                   -----------    ----------
                                                                     (THOUSANDS OF DOLLARS)
    Raw materials and work in process...........................   $  913,844     $  982,830
    Finished goods..............................................       38,199         44,565
                                                                   ----------     ----------
                                                                      952,043      1,027,395
    Less progress billings......................................     (429,222)      (475,200)
                                                                   ----------     ----------
              Net inventories...................................   $  522,821     $  552,195
                                                                   ==========     ==========

3. Interest (expense) income is shown below:

                                                                       THREE MONTHS ENDED
                                                                           OCTOBER 31,
                                                                       -------------------
                                                                        1995        1994
                                                                       -------     -------
                                                                      (THOUSANDS OF DOLLARS)
    Interest expense.................................................  $(3,844)    $(3,600)
    Interest income..................................................    3,322       2,311
                                                                       -------     -------
              Net interest expense...................................  $  (522)    $(1,289)
                                                                       =======     =======

4. On December 13, 1995, the Company signed a definitive purchase agreement to acquire all of the issued and outstanding shares of capital stock of PRC Inc.
   (PRC), a subsidiary of The Black & Decker Corporation, for approximately $425 million in cash. PRC, with estimated annual revenues of over $700 million, is a diversified information technology company involved in systems management and integration. PRC designs, develops, integrates and supports computer-based information systems and is also involved in the re-engineering of business processes. The U.S. Government is a significant customer of PRC. This acquisition will complement and expand the base of the Company's existing command, control and communications business. The Company expects to add up to $400 million in debt as a result of this transaction which is anticipated to close in January 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales and operating profit amounted to $836.2 million and $74.1 million, respectively, for the first quarter of the current fiscal year, compared with $788.8 million and $68.4 million, respectively, for the prior year's first quarter. Net earnings rose 14 percent to $36.7 million, compared with $32.1 million for the prior year period.

     The sales increase was primarily attributable to the Advanced Electronics segment which reported sales of $400.7 million in the current period, compared with $362.9 million for the prior year period. This segment benefited from the acquisitions made during fiscal year 1995. The higher sales, along with the effects of previous downsizing efforts, contributed to improved operating profit for the segment. Backlog for this segment rose to $1.82 billion at October 31, 1995 from $1.75 billion at July 31, 1995. The Marine Engineering and Production segment achieved comparable sales, while operating margin increased slightly. Current construction activities include six Aegis guided missile destroyers and two multipurpose amphibious assault ships. Marine Engineering and Production backlog was $2.97 billion at the end of the current quarter compared with $3.31 billion at July 31, 1995. The Interconnect Products segment also contributed with improved sales and operating profit as a result of strong demand for its electronics-related products.

     The Company completed the quarter with $211.9 million in cash and marketable securities, compared with $110.7 million at July 31, 1995. Management believes that cash flow from operations, along with available borrowing capacity, will be sufficient to meet operating requirements.

     The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based method. However, SFAS 123 allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". The Company anticipates continuing to measure compensation cost in accordance with the provisions of APB 25 and will make the pro forma disclosures required by SFAS 123 in its financial statements for fiscal year 1997.

     On December 13, 1995, the Company signed a definitive purchase agreement to acquire all of the issued and outstanding shares of capital stock of PRC Inc., a subsidiary of The Black & Decker Corporation, for approximately $425 million in cash. The Company expects to add up to $400 million in debt as a result of this acquisition, which will be accounted for by the purchase method of accounting. See Note 4 of Item 1 for further discussion.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit 11:   Statement of Computation of Earnings per Share included herein on page 8.
    Exhibit 27:   Financial Data Schedule.
    Exhibit 99:   Press release dated December 13, 1995 announcing the Company's acquisition of PRC Inc.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the first quarter ended October 31, 1995.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         PRIMARY EARNINGS PER SHARE AND
                        FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                        -----------------------
                                                                         1995            1994
                                                                        --------       --------
PRIMARY EARNINGS PER SHARE
Earnings available for common shares and common stock equivalent shares deemed to have a dilutive effect:
  Earnings..........................................................     $36,678        $32,078
  Provision for cash dividends on preferred stock (Series B)........        (205)          (205)
                                                                         -------        -------
Net earnings available for common shares and common stock equivalent
  shares deemed to have a dilutive effect............................    $36,473        $31,873
                                                                         =======        =======
Primary earnings per share..........................................     $  0.77        $  0.68
                                                                         =======        =======
FULLY DILUTED EARNINGS PER SHARE
Net earnings available for common shares and common stock equivalent
  shares deemed to have a dilutive effect...........................     $36,473        $31,873
                                                                         =======        =======
Fully diluted earnings per share....................................     $  0.77        $  0.68
                                                                         =======        =======

Shares used in primary earnings per share computation
  Weighted average common shares outstanding (net of treasury
    shares).........................................................  46,208,504     45,946,946
  Common stock equivalents..........................................   1,208,303      1,174,237
                                                                      ----------     ----------
  Total common shares and common stock equivalent shares deemed to
    have a dilutive effect..........................................  47,416,807     47,121,183
                                                                      ==========     ==========
Shares used in fully diluted earnings per share computation
  Total common shares and common stock equivalent shares deemed to
    have a dilutive effect.........................................   47,416,807     47,121,183
                                                                      ==========     ==========

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By      /s/  CAROL A. WIESNER
                                             -----------------------------------
                                                      Carol A. Wiesner
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

December 15, 1995