Form 10-Q
period 1996-01-31
LITTON INDUSTRIES INC
filed 1996-03-12
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 12, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     On February 29, 1996 there were 46,349,951 shares of Common Stock outstanding.

                                  Page 1 of 12

                       Exhibit Index appears on Page 10.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 1996

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I.   FINANCIAL INFORMATION
  Item 1.   Financial Statements
            Consolidated Statements of Operations
               Six months ended January 31, 1996 and 1995.................     3
            Consolidated Statements of Operations
               Three months ended January 31, 1996 and 1995...............     4
            Consolidated Balance Sheets
               January 31, 1996 and July 31, 1995.........................     5
            Consolidated Statements of Cash Flows
               Six months ended January 31, 1996 and 1995.................     6
            Notes to Consolidated Financial Statements....................     7
  Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................    9
PART II.  OTHER INFORMATION
  Item 1.   Legal Proceedings.............................................    10
  Item 4.   Submission of Matters to a Vote of Security Holders...........    10
  Item 6.   Exhibits and Reports on Form 8-K..............................    10
Signature.................................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          SIX MONTHS ENDED
                                                                            JANUARY 31,
                                                                     --------------------------
                                                                        1996            1995
                                                                     ----------      ----------
Sales and Service Revenues.........................................  $1,575,639      $1,483,208
                                                                     ----------      ----------
Costs and Expenses
  Cost of sales....................................................   1,230,620       1,168,754
  Selling, general and administrative..............................     178,708         163,980
  Depreciation and amortization....................................      49,620          46,989
  Interest -- net..................................................          39           1,509
                                                                     ----------      ----------
          Total....................................................   1,458,987       1,381,232
                                                                     ----------      ----------
Earnings before Taxes on Income....................................     116,652         101,976
Taxes on Income....................................................     (47,244)        (41,300)
                                                                     ----------      ----------
          Net Earnings.............................................  $   69,408      $   60,676
                                                                     ==========      ==========


Primary Earnings per Share.........................................  $     1.45      $     1.28
                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------      --------
Sales and Service Revenues............................................  $739,442      $694,430
                                                                        --------      --------
Costs and Expenses
  Cost of sales.......................................................   568,023       537,431
  Selling, general and administrative.................................    91,393        85,119
  Depreciation and amortization.......................................    25,498        23,597
  Interest -- net.....................................................      (483)          220
                                                                        --------      --------
          Total.......................................................   684,431       646,367
                                                                        --------      --------
Earnings before Taxes on Income.......................................    55,011        48,063
Taxes on Income.......................................................   (22,281)      (19,465)
                                                                        --------      --------
          Net Earnings................................................  $ 32,730      $ 28,598
                                                                        ========      ========


Primary Earnings per Share............................................  $   0.68      $   0.60
                                                                        ========      ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                                                     JANUARY 31,      JULY 31,
                                                                         1996           1995
                                                                     -----------     ----------
ASSETS
Current Assets
  Cash and marketable securities...................................  $  133,846      $  110,696
  Accounts receivable, net.........................................     412,292         420,937
  Inventories less progress billings...............................     537,948         552,195
  Deferred tax assets..............................................     363,948         362,819
  Prepaid expenses.................................................      21,705          18,609
                                                                     ----------      ----------
          Total Current Assets.....................................   1,469,739       1,465,256
                                                                     ----------      ----------
Property, Plant and Equipment -- at cost...........................   1,556,833       1,546,264
  Less accumulated depreciation....................................    (938,746)       (924,425)
                                                                     ----------      ----------
Property, Plant and Equipment, Net.................................     618,087         621,839
                                                                     ----------      ----------
Goodwill and Other Intangibles, Net................................     240,337         218,283
                                                                     ----------      ----------
Other Assets and Long-term Investments.............................     273,126         254,244
                                                                     ----------      ----------
          Total Assets.............................................  $2,601,289      $2,559,622
                                                                     ==========      ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable.................................................  $  677,307      $  702,897
  Payrolls and related expenses....................................     240,731         238,999
  Taxes on income..................................................      97,681         117,947
  Notes payable and current portion of long-term obligations.......      29,441          25,106
  Other current liabilities........................................     250,390         250,174
                                                                     ----------      ----------
          Total Current Liabilities................................   1,295,550       1,335,123
                                                                     ----------      ----------
Long-term Obligations..............................................      93,272         103,631
                                                                     ----------      ----------
Postretirement Benefit Obligations Other than Pensions.............     206,211         204,883
                                                                     ----------      ----------
Deferred Tax Liabilities...........................................      58,127          51,836
                                                                     ----------      ----------
Other Long-term Liabilities........................................     120,590         106,006
                                                                     ----------      ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B............................       2,053           2,053
     Common stock..................................................      46,318          46,182
  Additional paid-in capital.......................................     287,538         284,399
  Retained earnings................................................     520,856         451,862
  Cumulative currency translation adjustment.......................     (29,226)        (26,353)
                                                                     ----------      ----------
          Total Shareholders' Investment...........................     827,539         758,143
                                                                     ----------      ----------
          Total Liabilities and Shareholders' Investment...........  $2,601,289      $2,559,622
                                                                     ==========      ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                           SIX MONTHS ENDED
                                                                              JANUARY 31,
                                                                        ----------------------
                                                                           1996         1995
                                                                        ---------    ---------
Cash and cash equivalents at beginning of period.......................  $ 60,229     $ 44,526
                                                                         --------     --------
Cash Was Provided by (Used for)
Operating Activities
  Net earnings.........................................................    69,408       60,676
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
     Depreciation and amortization.....................................    49,620       46,989
     Deferred income tax charge........................................    27,480       19,884
     Decrease in accounts receivable...................................    29,257       50,588
     Decrease in inventory.............................................    16,421       22,431
     Increase in prepaid expenses......................................    (3,063)      (4,241)
     Decrease in accounts payable......................................   (46,645)     (28,876)
     Increase (decrease) in payrolls and related expenses..............     2,917       (2,751)
     Decrease in taxes on income.......................................   (22,103)     (18,411)
     (Decrease) increase in other current liabilities..................    (9,124)      27,089
     Other operating activities........................................   (16,145)     (10,517)
                                                                         --------     --------
Cash provided by operating activities..................................    98,023      162,861
                                                                         --------     --------
Investing Activities
  Purchase of businesses...............................................   (43,417)     (62,725)
  Purchase of capital assets...........................................   (31,430)     (42,843)
  Decrease in other current marketable securities......................    32,014        3,089
  Proceeds from sale of business.......................................        --       16,385
  Other investing activities...........................................     1,393        5,880
                                                                         --------     --------
Cash used for investing activities.....................................   (41,440)     (80,214)
                                                                         --------     --------
Financing Activities
  Increase (decrease) in short-term obligations, net...................     4,224      (76,272)
  Other financing activities...........................................    (5,643)      (8,660)
                                                                         --------     --------
Cash used for financing activities.....................................    (1,419)     (84,932)
                                                                         --------     --------
Resulting in increase (decrease) in cash and cash equivalents..........    55,164       (2,285)
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $115,393     $ 42,241
                                                                         ========     ========
Supplemental disclosure of cash flow information
  Interest paid........................................................  $  2,468     $  3,273
  Net income taxes paid................................................  $ 44,107     $ 36,496

Reconciliation to Consolidated Balance Sheet at January 31, 1996:
     Cash and cash equivalents.........................................  $115,393
     Marketable securities.............................................    18,453
                                                                         --------
       Total cash and marketable securities............................  $133,846
                                                                         ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED JANUARY 31, 1996

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995. The results of operations for the six months ended January 31, 1996 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                    JANUARY 31,     JULY 31,
                                                                       1996           1995
                                                                    -----------     ---------
                                                                      (THOUSANDS OF DOLLARS)
   Raw materials and work in process..............................   $  905,831    $  982,830
   Finished goods.................................................       36,865        44,565
                                                                     ----------    ----------
                                                                        942,696     1,027,395
   Less progress billings.........................................     (404,748)     (475,200)
                                                                     ----------    ----------
        Net inventories...........................................   $  537,948    $  552,195
                                                                     ==========    ==========

3. Interest (expense) income is shown below:

                                                    SIX MONTHS ENDED       THREE MONTHS ENDED
                                                       JANUARY 31,             JANUARY 31,
                                                   -------------------     -------------------
                                                    1996        1995        1996        1995
                                                   -------     -------     -------     -------
                                                              (THOUSANDS OF DOLLARS)
   Interest expense..............................  $(6,442)    $(6,224)    $(2,598)    $(2,624)
   Interest income...............................    6,403       4,715       3,081       2,404
                                                   -------     -------     -------     -------
        Net interest (expense)/income............  $   (39)    $(1,509)    $   483     $  (220)
                                                   =======     =======     =======     =======

4. On February 16, 1996, the Company completed the acquisition, to be accounted for using the purchase method of accounting, of PRC, Inc. ("PRC") an indirect wholly-owned subsidiary of The Black & Decker Corporation for a preliminary purchase price of $425 million in cash. PRC, with revenues of more than $700 million for its fiscal year ended December 31, 1995, is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and re-engineers business processes for the U.S. Government, commercial customers and state and local governments. The allocation of the excess purchase price over net assets acquired between tangibles, intangibles with a definite life and intangibles with an indefinite life has not been completed. The unaudited pro forma amounts presented herein reflect the amortization of this excess amount over an estimated composite life of 30 years.

   On February 8, 1996, the Company entered into a definitive agreement to acquire Steerage Corp. ("Steerage"), which conducts operations through its wholly-owned subsidiary Sperry Marine Inc., from an investment partnership for an estimated 2.2 million shares of Litton Common Stock, plus the assumption of approximately $57.5 million of Steerage debt and approximately $7 million of Steerage preferred stock. Promptly following consummation of the transaction, the Company expects to repay such debt and retire such preferred stock. Steerage, with revenues of approximately
   $145 million for its fiscal year ended December 31, 1995, is a provider of advanced electronic navigation and guidance systems to commercial and military customers. The consummation of the transaction is subject to governmental review and will be accounted for under the pooling of interests method.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 1996

  The following table sets forth selected unaudited pro forma information for the six months ended January 31, 1996 and 1995 as if the combinations had occurred on August 1, 1994. The results for six months ended January 31, 1996 and 1995 incorporate results of PRC and Steerage for the six months ended December 31, 1995 and 1994, respectively. The pro forma amounts are not necessarily indicative of what the results of operations would have been if the combinations had occurred on August 1, 1994. Additionally, they may not be indicative of future results of operations.

                                                                        SIX MONTHS ENDED
                                                                           JANUARY 31,
                                                                   ---------------------------
                                                                       1996            1995
                                                                   ------------     ----------
                                                                       (THOUSANDS OF DOLLARS,
                                                                     EXCEPT PER SHARE AMOUNTS)
   Sales and Service Revenues....................................   $ 2,054,719     $1,955,001
   Net Earnings..................................................   $    74,983     $   66,179
   Primary Earnings per Share....................................   $      1.50     $     1.33

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $739.4 million and $1.58 billion for the second quarter and six months ended January 31, 1996, representing improvements of 6% compared with the corresponding amounts for the prior year's periods of $694.4 million and $1.48 billion, respectively. Operating profit improved to $68.0 million and $142.1 million for the current year's periods compared with $60.4 million and $128.8 million for the corresponding periods of the prior year.

     The Advanced Electronics segment reported sales and operating profit of $389.9 million and $32.6 million for the second quarter of fiscal year 1996, compared with $378.0 million and $29.4 million, respectively, for the previous year's second quarter. Sales and operating profit for the six months of the current fiscal year were $790.6 million and $63.3 million, compared with $740.9 million and $57.8 million, respectively, for the six months of fiscal year 1995. The improvements were primarily attributable to acquisitions completed during fiscal year 1995. Subsequent to the end of the second quarter, the Company completed the acquisitions of PRC (see Note 4) and TELDIX GmbH, a European defense electronics firm. These acquisitions will enhance this segment's ability to provide more comprehensive services. Backlog for this segment was $1.78 billion at January 31, 1996 compared to $1.75 billion at July 31, 1995. The Marine Engineering and Production segment reported sales and operating profit of $286.2 and $29.0 million for the second quarter of the current fiscal year compared with $259.5 million and $25.1 million for the second quarter of fiscal year 1995. The respective amounts for the six-month periods were $657.9 million and $65.9 million compared with $632.0 million and $60.7 million. The improved results were attributable to increased construction activities on four Aegis guided missile destroyers currently under construction and two multipurpose amphibious assault ships. A fifth Aegis guided missile destroyer, nearing completion, is scheduled to be delivered in the third quarter of fiscal year 1996. Backlog for this segment at January 31, 1996 was $3.64 billion, including the award in December 1995 by the U.S. Navy to build a seventh multipurpose amphibious assault ship and the two additional Aegis guided missile destroyers awarded in fiscal year 1995. Backlog at July 31, 1995 was $3.31 billion. The Interconnect Products segment also contributed with improved results as strong demand for its electronics-related products continued during the six months ended January 31, 1996.

     The Company completed the first half of the fiscal year with $133.8 million in cash and marketable securities, compared with $110.7 million at July 31, 1995. Cash flow from operations provided the funds for working capital needs and for the acquisition of the Inertial Systems Business Unit of Hughes Electronics Corp.'s Delco Systems Operation in the second quarter. In connection with the acquisition of PRC on February 16, 1996, the Company borrowed $400 million under the existing revolving credit agreement with various banks at an interest rate of 5.5125%. The Company has filed a Prospectus Supplement dated March 6, 1996 to a 1991 Registration Statement (No. 33-44684) on Form S-3 to issue debentures which will be used to reduce the indebtedness under the revolving credit agreement.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 20, 1995, a jury trial began in the United States District Court for the Central District of California in the antitrust suit filed by Litton Systems, Inc. ("Litton") against Honeywell, Inc. ("Honeywell"). Litton alleged injury to its Aero Products Division Ring Laser Gyroscope-based Inertial Reference System business resulting from Honeywell's monopolization of the sale of inertial reference systems for large commercial air transport, commuter and business aircraft. Litton sought damages for injury to its business as well as injunctive relief. On February 29, 1996, the jury rendered a partial verdict in favor of Litton against Honeywell. The jury's verdict, which is subject to post trial motions and, when entered, is subject to appeal, is in the amount of $234 million and will be trebled by law to $702 million. The Company's consolidated financial statements as of January 31, 1996 do not reflect any amount that may result from the resolution of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1995 Annual Meeting of Shareholders was held on December 7, 1995 in Beverly Hills, California.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 27, 1995. All of the nominees were elected as follows:

             NOMINEE                                   FOR                     WITHHELD
        --------------------                        ----------                 --------
        Alton J. Brann                              39,997,346                 346,381
        Michael R. Brown                            40,000,403                 343,324
        Joseph T. Casey                             39,910,510                 433,217
        Carol B. Hallett                            39,984,166                 359,561
        Thomas B. Hayward                           39,975,488                 368,239
        Orion L. Hoch                               39,916,946                 426,781
        David E. Jeremiah                           39,983,047                 360,680
        Rudolph E. Lang, Jr.                        39,894,493                 449,234
        Robert H. Lentz                             39,909,891                 433,836
        John M. Leonis                              40,000,939                 342,788
        William P. Sommers                          39,984,400                 359,327
        C. B. Thornton, Jr.                         40,004,936                 338,791

     In addition to electing directors, the shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors by the following votes: 40,245,019 shares "for", 51,940 shares "against", and 46,768 shares "abstain".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 11: Statement of Computation of Earnings per Share included herein on page 11.

        Exhibit 27:  Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the second quarter ended January 31, 1996.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         PRIMARY EARNINGS PER SHARE AND
                        FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                SIX MONTHS ENDED             THREE MONTHS ENDED
                                                   JANUARY 31,                   JANUARY 31,
                                            -------------------------     -------------------------
                                               1996           1995           1996           1995
                                            ----------     ----------     ----------     ----------
PRIMARY EARNINGS PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings................................  $   69,408     $   60,676     $   32,730     $   28,598
  Provision for cash dividends on
     preferred stock (Series B)...........        (410)          (410)          (205)          (205)
                                            ----------     ----------     ----------     ----------
Net earnings available for common shares
 and common stock equivalent shares deemed
 to have a dilutive effect................  $   68,998     $   60,266     $   32,525     $   28,393
                                            ==========     ==========     ==========     ==========


Primary earnings per share................  $     1.45     $     1.28     $     0.68     $     0.60
                                            ==========     ==========     ==========     ==========
FULLY DILUTED EARNINGS PER SHARE
Net earnings available for common shares
 and common stock equivalent shares deemed
 to have a dilutive effect................  $   68,998     $   60,266     $   32,525     $   28,393
                                            ==========     ==========     ==========     ==========


Fully diluted earnings per share..........  $     1.45     $     1.28     $     0.68     $     0.60
                                            ==========     ==========     ==========     ==========
Shares used in primary earnings per share
 computation
  Weighted average common shares
     outstanding (net of treasury
     shares)..............................  46,239,696     45,962,572     46,270,081     45,977,672
  Common stock equivalents................   1,250,579      1,163,489      1,292,852      1,152,740
                                            ----------     ----------     ----------     ----------
  Total common shares and common stock
     equivalent shares deemed to have a
     dilutive effect......................  47,490,275     47,126,061     47,562,933     47,130,412
                                            ==========     ==========     ==========     ==========
Shares used in fully diluted earnings per
 share computation
  Total common shares and common stock
     equivalent shares deemed to have a
     dilutive effect......................  47,490,275     47,126,061     47,562,933     47,130,412
  Additional potentially dilutive
     securities (equivalent in common
     stock):
      Stock options.......................     154,451             --         95,453             --
                                            ----------     ----------     ----------     ----------
          Total...........................  47,644,726     47,126,061     47,658,386     47,130,412
                                            ==========     ==========     ==========     ==========

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By    /s/  CAROL A. WIESNER
                                            ------------------------------
                                                     Carol A. Wiesner
                                              Vice President and Controller
                                                (Chief Accounting Officer)

March 12, 1996