Form 10-Q
period 1996-04-30
LITTON INDUSTRIES INC
filed 1996-06-11
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 11, 1996
===============================================================================


                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No____

     On May 31, 1996 there were 46,494,546 shares of Common Stock outstanding.

                                  Page 1 of 12

                       Exhibit Index appears on Page 10.

===============================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                        FOR QUARTER ENDED APRIL 30, 1996

                                                                   PAGE
                                                                  NUMBER
                                                                  ------
PART I.  FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Consolidated Statements of Operations
                Nine months ended April 30, 1996 and 1995.......     3

              Consolidated Statements of Operations
                Three months ended April 30, 1996 and 1995......     4

              Consolidated Balance Sheets
                April 30, 1996 and July 31, 1995................     5

              Consolidated Statements of Cash Flows
                Nine months ended April 30, 1996 and 1995.......     6

              Notes to Consolidated Financial Statements........     7

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............     9

PART II. OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K..................    10

Signature.......................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                 NINE MONTHS ENDED
                                                     APRIL 30,
                                             -------------------------
                                                1996           1995
                                             ----------     ----------
Sales and Service Revenues.................  $2,580,069     $2,344,650
                                             ----------     ----------
Costs and Expenses
  Cost of sales............................   2,019,858      1,850,831
  Selling, general and administrative......     292,476        258,151
  Depreciation and amortization............      80,581         71,828
  Interest -- net..........................       5,235          1,967
                                             ----------     ----------
          Total............................   2,398,150      2,182,777
                                             ----------     ----------
Earnings before Taxes on Income............     181,919        161,873
Taxes on Income............................     (73,677)       (65,559)
                                             ----------     ----------
          Net Earnings.....................  $  108,242     $   96,314
                                             ==========     ==========
Primary Earnings per Share.................  $     2.26     $     2.03
                                             ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED
                                                     APRIL 30,
                                              -----------------------
                                                 1996          1995
                                              ----------     --------
Sales and Service Revenues..................  $1,004,430     $861,442
                                              ----------     --------
Costs and Expenses
  Cost of sales.............................     789,238      682,077
  Selling, general and administrative.......     113,768       94,171
  Depreciation and amortization.............      30,961       24,839
  Interest -- net...........................       5,196          458
                                              ----------     --------
          Total.............................     939,163      801,545
                                              ----------     --------
Earnings before Taxes on Income.............      65,267       59,897
Taxes on Income.............................     (26,433)     (24,259)
                                              ----------     --------
          Net Earnings......................  $   38,834     $ 35,638
                                              ==========     ========
Primary Earnings per Share..................  $     0.81     $   0.75
                                              ==========     ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                               APRIL 30,     JULY 31,
                                                                  1996         1995
                                                               ----------   ----------
ASSETS
Current Assets
  Cash and marketable securities.............................  $  151,662   $  110,696
  Accounts receivable, net...................................     646,877      420,937
  Inventories less progress billings.........................     605,721      552,195
  Deferred tax assets........................................     362,657      362,819
  Prepaid expenses...........................................      25,698       18,609
                                                               ----------   ----------
          Total Current Assets...............................   1,792,615    1,465,256
                                                               ----------   ----------
Property, Plant and Equipment -- at cost.....................   1,557,596    1,546,264
  Less accumulated depreciation..............................    (920,653)    (924,425)
                                                               ----------   ----------
Property, Plant and Equipment, Net...........................     636,943      621,839
                                                               ----------   ----------
Goodwill and Other Intangibles, Net..........................     541,960      218,283
                                                               ----------   ----------
Other Assets and Long-term Investments.......................     295,071      254,244
                                                               ----------   ----------
          Total Assets.......................................  $3,266,589   $2,559,622
                                                               ==========   ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable...........................................  $  780,211   $  702,897
  Payrolls and related expenses..............................     290,493      238,999
  Taxes on income............................................     102,459      117,947
  Notes payable and current portion of long-term obligations.      35,929       25,106
  Other current liabilities..................................     290,083      250,174
                                                               ----------   ----------
          Total Current Liabilities..........................   1,499,175    1,335,123
                                                               ----------   ----------
Long-term Obligations........................................     511,744      103,631
                                                               ----------   ----------
Postretirement Benefit Obligations Other than Pensions.......     206,478      204,883
                                                               ----------   ----------
Deferred Tax Liabilities.....................................      58,458       51,836
                                                               ----------   ----------
Other Long-term Liabilities..................................     118,947      106,006
                                                               ----------   ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B......................       2,053        2,053
     Common stock............................................      46,417       46,182
  Additional paid-in capital.................................     293,082      284,399
  Retained earnings..........................................     559,476      451,862
  Cumulative currency translation adjustment.................     (29,241)     (26,353)
                                                               ----------   ----------
          Total Shareholders' Investment.....................     871,787      758,143
                                                               ----------   ----------
          Total Liabilities and Shareholders' Investment.....  $3,266,589   $2,559,622
                                                               ==========   ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                    NINE MONTHS ENDED
                                                                        APRIL 30,
                                                                  ----------------------
                                                                    1996          1995
                                                                  ---------     --------
Cash and cash equivalents at beginning of period................  $  60,229     $ 44,526
                                                                  ---------     --------
Cash Was Provided by (Used for) Operating Activities
  Net earnings..................................................    108,242       96,314
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
     Depreciation and amortization..............................     80,581       71,828
     Deferred income tax charge.................................     33,458       33,326
     Decrease in accounts receivable............................     36,540       34,705
     Increase in inventory......................................    (42,004)      (6,887)
     Decrease (increase) in prepaid expenses....................        410       (4,023)
     Decrease in accounts payable...............................   (106,850)     (29,932)
     Increase in payrolls and related expenses..................     42,626       16,172
     Decrease in taxes on income................................    (17,318)     (17,551)
     Increase in other current liabilities......................     30,569       40,824
     Other operating activities.................................    (24,848)     (14,308)
                                                                  ---------     --------
Cash provided by operating activities...........................    141,406      220,468
                                                                  ---------     --------
Investing Activities
  Purchase of businesses, net of cash acquired..................   (487,781)     (65,616)
  Purchase of capital assets....................................    (53,747)     (72,461)
  Decrease in other current marketable securities...............     32,801       22,611
  Proceeds from sale of business................................     28,700       16,385
  Other investing activities....................................       (761)      10,270
                                                                  ---------     --------
Cash used for investing activities..............................   (480,788)     (88,811)
                                                                  ---------     --------
Financing Activities
  Net proceeds from issuance of debentures due 2026 and 2036....    395,273           --
  Increase (decrease) in short-term obligations, net............     10,579      (66,945)
  Other financing activities....................................      7,297       (7,698)
                                                                  ---------     --------
Cash provided by (used for) financing activities................    413,149      (74,643)
                                                                  ---------     --------
Resulting in increase in cash and cash equivalents..............     73,767       57,014
                                                                  ---------     --------
Cash and cash equivalents at end of period......................  $ 133,996     $101,540
                                                                  =========     ========
Supplemental disclosure of cash flow information
  Interest paid.................................................  $   4,999     $  4,301
  Net income taxes paid.........................................  $  58,274     $ 41,846
Reconciliation to Consolidated Balance Sheet at April 30, 1996:
     Cash and cash equivalents..................................  $ 133,996
     Marketable securities......................................     17,666
                                                                  ---------
       Total cash and marketable securities.....................  $ 151,662
                                                                  =========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED APRIL 30, 1996

 1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1995. The results of operations for the nine months ended April 30, 1996 are not necessarily indicative of operating results for the entire year.

 2. The components of inventory balances are summarized below:

                                                      APRIL 30,      JULY 31,
                                                        1996           1995
                                                      ---------     ----------
                                                      (THOUSANDS OF DOLLARS)
    Raw materials and work in process...............  $ 936,761     $  982,830
    Finished goods..................................     40,943         44,565
                                                      ---------     ----------
                                                        977,704      1,027,395
    Less progress billings..........................   (371,983)      (475,200)
                                                      ---------     ----------
         Net inventories............................  $ 605,721     $  552,195
                                                      =========     ==========

 3. Interest (expense) income is shown below:

                                   NINE MONTHS ENDED       THREE MONTHS ENDED
                                       APRIL 30,                APRIL 30,
                                  --------------------     -------------------
                                    1996        1995        1996        1995
                                  --------     -------     -------     -------
                                              (THOUSANDS OF DOLLARS)
    Interest expense............  $(14,511)    $(9,088)    $(8,069)    $(2,864)
    Interest income.............     9,276       7,121       2,873       2,406
                                  --------     -------     -------     -------
         Net interest expense...  $ (5,235)    $(1,967)    $(5,196)    $  (458)
                                  ========     =======     =======     =======

 4. On February 16, 1996, the Company completed the acquisition of PRC, Inc. ("PRC"), a diversified information technology company, from The Black & Decker Corporation for a preliminary purchase price of $425 million in cash. This acquisition is being accounted for under the purchase method of accounting.

    On May 15, 1996, the Company acquired Steerage Corp. ("Steerage") from an investment partnership for approximately $158 million in cash, inclusive of $52.4 million for repayment of existing Steerage debt. Steerage, which conducts operations through its wholly-owned subsidiary Sperry Marine, Inc. ("Sperry Marine"), is a provider of advanced electronic navigation and guidance systems to military and commercial customers. This acquisition will be accounted for under the purchase method of accounting.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 1996

     The unaudited pro forma sales, net earnings, primary and fully diluted earnings per share for the nine months ended April 30, 1996, as if the combinations had occurred on August 1, 1995, were $3.1 billion, $110.3 million, $2.31 and $2.31, respectively. These pro forma results are based on preliminary allocations of the acquisition costs among net assets acquired and intangibles. The excess purchase price over the estimated fair value of tangible net assets acquired is being amortized over a period of 30 years for PRC and 25 years for Sperry Marine. These pro forma amounts are not necessarily indicative of what the results of operations would have been if the combinations had occurred on August 1, 1995. Additionally, they may not be indicative of future results.

     In connection with the PRC acquisition, the Company issued $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036. The Company also borrowed, on a short-term basis, approximately $110 million under an existing revolving credit agreement in connection with the acquisition of Sperry Marine on May 15, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales were $1.0 billion and $2.58 billion for the third quarter and nine months of fiscal year 1996, representing improvements of 17% and 10% over the corresponding prior year's amounts of $861.4 million and $2.34 billion, respectively. Segment operating profit for the third quarter and nine months of the current fiscal year increased to $83.7 million and $225.8 million, compared with $73.2 million and $202.0 million for the same periods a year ago. Those increases resulted in improvements of 9% and 12% in net earnings, respectively. Interest expense was higher in the current year's periods due to the debt incurred to finance the acquisition of PRC in February of 1996.

     Sales from the Advanced Electronics' businesses in the third quarter of fiscal year 1996 were $582.3 million compared with $408.1 million in the third quarter of fiscal year 1995. For the first nine months of fiscal year 1996, sales were $1.37 billion compared with $1.15 billion for the nine months of last fiscal year. Operating profit for this segment amounted to $42.2 million and $105.6 million in the third quarter and nine months ended April 30, 1996 compared with $31.8 million and $89.5 million in the prior year's periods. These increases reflect the impact of recent acquisitions, including PRC, and improved operating efficiency. With reported revenues of $712 million in its fiscal year ended December 31, 1995, PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information systems and re-engineers business processes for the U.S. Government, commercial customers and state and local governments. Although management expects PRC to contribute significantly in sales, the profit margin for this type of business is lower in comparison with that historically experienced by the other businesses in the Advanced Electronics segment. Operating margin for the Advanced Electronics segment for the third quarter of fiscal year 1996 was 7.3%, compared with 7.8% for the third quarter of fiscal year 1995. Backlog for this segment at April 30, 1996 was $3.55 billion, significantly higher than the $1.75 billion at July 31, 1995 primarily due to the PRC acquisition. The Marine Engineering and Production segment achieved improved operating margins on lower sales. Sales for the third quarter and nine months of fiscal year 1996 were $352.8 million and $1.01 billion, compared with $397.3 million and $1.03 billion for the prior year's periods. The decrease in sales was attributable to lower construction activity on long-term contracts nearing completion, partially offset by activity on new contracts and others moving into more advanced stages of production. Operating margins improved as a result of cost reduction efforts and increased earnings rates on long-term contracts. The estimated earnings at completion are adjusted as long-term contracts progress in the production process and as uncertainties are resolved or, conversely, identified. Backlog for the Marine Engineering and Production segment at April 30, 1996 was $3.36 billion, comparable to that at July 31, 1995 of $3.31 billion. The Interconnect Products segment continued to benefit from strong demand for its electronics-related products during the first nine months of the current fiscal year. Management believes that its on-going cost reduction efforts and focus on opportunities for new products will contribute to the solid performances by this segment.

     Management's continued focus on strategic acquisitions has resulted in the May 15, 1996 acquisition of Sperry Marine for cash of approximately $158 million, which included repayment of $52.4 million in outstanding debt. With reported revenues of $145 million for its fiscal year ended December 31, 1995, Sperry Marine is a worldwide leader in the design, development, manufacture, service and supply of advanced electronic navigation and guidance systems for marine and aircraft uses.

     Interest expense increased to $8.1 million and $14.5 million for the third quarter and nine months of the current fiscal year compared with $2.9 million and $9.1 million for the same periods of the prior fiscal year. In connection with the acquisition of PRC, the Company borrowed $400 million under an existing revolving credit agreement with various banks at an interest rate of 5.5125%. This indebtedness was replaced by the subsequent issuance, on March 19, 1996, of 7.75% and 6.98% debentures due 2026 and 2036, respectively. The Company also borrowed, on a short-term basis, approximately $110 million under the aforementioned revolving credit agreement in connection with the Sperry Marine acquisition on May 15, 1996. The Company expects to repay this indebtedness with existing funds and cash flow from operations.

     The Company completed the first nine months of fiscal year 1996 with $151.7 million in cash and marketable securities, compared with $110.7 million at July 31, 1995. Management believes that existing funds, along with cash flow from operations, are sufficient to meet anticipated cash requirements.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 4.1: Indenture dated as of December 15, 1991 between the Company and The Bank of New York, Trustee, under which the 7.75% and 6.98% debentures due 2026 and 2036 were issued and specimens of such debentures.

        Exhibit 4.2: Amendment No. 3 to the Amended and Restated Credit
                     Agreement dated December 22, 1994 among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent, and Wells Fargo Bank, N.A., as Co-Agent.

        Exhibit 10: Board of Directors Resolutions, adopted December 7, 1995, with respect to nonemployee directors' annual retainer and attendance fees.

        Exhibit 11: Statement of Computation of Earnings per Share included herein on page 11.

        Exhibit 27:  Financial Data Schedule.

(b) Reports on Form 8-K

     In a report filed on Form 8-K dated February 16, 1996 and as amended on Form 8-K/A dated March 4, 1996, the Company reported the acquisition of PRC Inc. pursuant to a Stock Purchase Agreement dated December 13, 1995.

     In a report filed on Form 8-K dated March 19, 1996, the Company submitted an underwriting agreement in connection with the public offering on March 19, 1996 of $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                NINE MONTHS ENDED            THREE MONTHS ENDED
                                                    APRIL 30,                     APRIL 30,
                                            -------------------------     -------------------------
                                               1996          1995            1996          1995
                                            -----------   -----------     -----------   -----------
PRIMARY EARNINGS PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings................................  $   108,242   $    96,314     $    38,834   $    35,638
  Provision for cash dividends on
   preferred stock (Series B).............         (616)         (616)           (206)         (206)
                                            -----------   -----------     -----------   -----------
Net earnings available for common shares
 and common stock equivalent shares deemed
 to have a dilutive effect................  $   107,626   $    95,698     $    38,628   $    35,432
                                            ===========   ===========     ===========   ===========
Primary earnings per share................  $      2.26   $      2.03     $      0.81   $      0.75
                                            ===========   ===========     ===========   ===========
FULLY DILUTED EARNINGS PER SHARE
Net earnings available for common shares
 and common stock equivalent shares deemed
 to have a dilutive effect................  $   107,626   $    95,698     $    38,628   $    35,432
                                            ===========   ===========     ===========   ===========
Fully diluted earnings per share..........  $      2.26   $      2.03     $      0.81   $      0.75
                                            ===========   ===========     ===========   ===========
Shares used in primary earnings per share
 computation
  Weighted average common shares
   outstanding (net of treasury shares)...   46,283,308    45,987,894      46,368,673    46,035,736
  Common stock equivalents................    1,263,737     1,160,096       1,290,057     1,153,312
                                            -----------   -----------     -----------   -----------
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect........................   47,547,045    47,147,990      47,658,730    47,189,048
                                            ===========   ===========     ===========   ===========
Shares used in fully diluted earnings per
 share computation
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect........................   47,547,045    47,147,990      47,658,730    47,189,048
  Additional potentially dilutive
   securities (equivalent in common
   stock):
     Stock options........................       37,641            --              --            --
                                            -----------   -----------     -----------   -----------
       Total..............................   47,584,686    47,147,990      47,658,730    47,189,048
                                            ===========   ===========     ===========   ===========

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By       /s/ CAROL A. WIESNER
                                            ----------------------------------
                                                      Carol A. Wiesner
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

June 11, 1996