Form 10-K
period 1996-07-31
LITTON INDUSTRIES INC
filed 1996-10-11
CIK 59880

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 11, 1996

==============================================================================

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

   FOR THE FISCAL YEAR ENDED JULY 31, 1996

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                       NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                              WHICH REGISTERED
----------------------------------------               ------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

     On September 30, 1996, the aggregate market value of the Registrant's voting stock held by non-affiliates was $2.213 billion.

     On September 30, 1996, there were 46,571,369 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on December 5, 1996.

===============================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                                          PAGE
                                                                                          ----
PART I
  Item 1:    Business...................................................................    1
  Item 2:    Properties.................................................................    3
  Item 3:    Legal Proceedings..........................................................    4
  Item 4:    Submission of Matters to a Vote of Security Holders........................    5
PART II
  Item 5:    Market for the Registrant's Common Equity and Related Stockholder
               Matters..................................................................    6
  Item 6:    Selected Financial Data....................................................    6
  Item 7:    Management's Discussion and Analysis of Financial Condition and Results of
               Operations...............................................................    6
  Item 8:    Financial Statements and Supplementary Data................................    6
  Item 9:    Disagreements on Accounting and Financial Disclosure.......................    6
PART III
  Item 10:   Directors and Executive Officers of the Registrant.........................   12
  Item 11:   Executive Compensation.....................................................   13
  Item 12:   Security Ownership of Certain Beneficial Owners and Management.............   13
  Item 13:   Certain Relationships and Related Transactions.............................   13
PART IV
  Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K............   14
Signatures..............................................................................   17

                                     PART I

ITEM 1.  BUSINESS

     Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) is mainly a high-technology aerospace and defense company which provides advanced electronic, defense and information systems to U.S. and world markets and is a primary builder of large multimission surface combatant ships for the U.S. Navy. Litton is a major provider of ship overhaul, repair, modernization, design and engineering services and is a leader in integrated marine electronics and information technology-based systems and products. Litton is also an international supplier of connectors, multilayer circuit boards, laser crystals and other materials used primarily in the telecommunications, industrial and computer markets. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 33,500 employees at more than 25 divisions.

     The Company's businesses are reported in three business segments: Advanced Electronics, Marine Engineering and Production, and Electronic Components and Materials (formerly known as the Interconnect Products segment). Effective July 31, 1996, certain businesses which were previously reported in the Advanced Electronics segment have been grouped with the Electronic Components and Materials segment. Accordingly, the segment information for fiscal years 1995 and 1994 presented herein has been restated to reflect these changes. Information about the Company's business segments appears on pages F-20 and F-21 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating profit (loss) and identifiable assets for each of the three years ended July 31, 1996.

  Advanced Electronics

     The Advanced Electronics segment is a major supplier of electronic systems and related services to the U.S. and international military electronics markets and also provides navigation systems and electronic components to a variety of commercial customers. The principal businesses comprising the Advanced Electronics segment are navigation, guidance and control systems, information technology and electronic warfare systems. Several acquisitions were completed during fiscal year 1996 which enhanced the Company's existing business base including PRC Inc. ("PRC") in February 1996 and Sperry Marine Inc. ("Sperry Marine") in May 1996. PRC is a diversified information technology company that designs, develops, integrates and processes computer-based information systems and reengineers business systems for the U.S. Government (including non-defense federal markets) and other customers. Sperry Marine is a leading producer of marine electronic navigation and guidance systems to commercial and military customers. The Company also participates in ongoing development and production programs as well as upgrade and retrofit business worldwide to serve both defense and non-defense markets.

     Sales backlog for the Advanced Electronics segment was $2.228 billion at July 31, 1996 which did not include an unfunded portion related to PRC with potential future contract values totaling approximately $1 billion. Total backlog at July 31, 1995 was $1.689 billion. Of the backlog at July 31, 1996, $594 million is expected to be realized as sales in years after fiscal 1997 and $1.660 billion related to worldwide defense contract backlog.

     Significant revenues of the Advanced Electronics segment in 1996 were derived from sales to the U.S. Government (approximately 63%).

  Marine Engineering and Production

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services primarily for the U.S. Navy. Since 1975, the Company has delivered a total of 72 new destroyers, cruisers and amphibious assault ships to the U.S. Navy. Current construction work includes six Aegis destroyers and three amphibious assault ships for the U.S. Navy.

     Sales backlog for the Marine Engineering and Production segment was $3.288 billion and $3.310 billion at July 31, 1996 and 1995, respectively. Of the backlog at July 31, 1996, approximately $2.217 billion is expected to be realized as sales in years after fiscal 1997.

     Significant revenues of the Marine Engineering and Production segment in 1996 were derived from sales to the U.S. Government (approximately 99%).

  Electronic Components and Materials

     The Electronic Components and Materials segment manufactures and distributes interconnection subsystems, electronic connectors, printed circuit boards, backpanels, soldering materials, rotary components, fiber optic components and systems and microwave components and subsystems to diverse markets worldwide.

     Sales backlog for the Electronic Components and Materials segment was $150.9 million and $138.7 million at July 31, 1996 and 1995, respectively. Substantially all of the backlog at July 31, 1996 is expected to be realized in sales in the next fiscal year.

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

  Patents

     The Company owns a large number of patents, trademarks and copyrights relating to its manufactured products, which have been obtained over a period of years. The Company considers these patents, trademarks and copyrights, in the aggregate, to be valuable to its operations. However, the Company does not believe that the conduct of its businesses, as a whole, is materially dependent upon any single patent, trademark or copyright.

  Competition

     Competition exists with respect to all products manufactured and services rendered by the Company. Competition ranges from companies which produce a single product or offer a single service to some of the world's largest corporations.

  U.S. Government Contracts

     Approximately 71% of the Company's total sales and service revenues for fiscal year 1996 were from U.S. Government contracts and subcontracts. Approximately 81% of these revenues related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

  Research and Development

     Worldwide expenditures on research and development activities amounted to $217.0 million, $227.1 million and $220.1 million, of which approximately 30%, 28% and 26% were Company-sponsored in the years ended July 31, 1996, 1995 and 1994, respectively. In fiscal 1996, the Advanced Electronics segment accounted for 97% of the total research and development expenditures.

  Environmental Protection

     During the fiscal year ended July 31, 1996, the amounts incurred in compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 3, 7, and 8 of this Annual Report on Form 10-K.

  Number of Employees

     At July 31, 1996, the Company had approximately 33,500 full-time employees. Employment by business segment was as follows:

     Advanced Electronics.......................................................  18,100
     Marine Engineering and Production..........................................  11,900
     Electronic Components and Materials and Other..............................   3,500
                                                                                  ------
                                                                                  33,500
                                                                                  ======

  Financial Information by Geographic Area

     See the table and related notes thereto, Operations by Geographic Area, which appear on pages F-20 and F-21 of this Annual Report on Form 10-K.

  Forward-Looking Statements

     Except for the historical information, this Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed herein.

ITEM 2.  PROPERTIES

     The Company's principal plants and offices have an aggregate floor area of approximately 8,472,000 square feet, of which 7,444,000 square feet (87.9%) are located in the United States, and 1,028,000 square feet (12.1%) are located outside of the United States, primarily in Canada and Western Europe. The Company's executive offices, in owned premises, are at 21240 Burbank Boulevard, Woodland Hills, California.

     These properties are used by the various business segments as follows:

                                                                               SQUARE FEET
                                                                               -----------
    Advanced Electronics.....................................................   5,467,000
    Marine Engineering and Production........................................   1,891,000
    Electronic Components and Materials......................................   1,008,000
    Corporate and Other Businesses...........................................     106,000
                                                                                ---------
                                                                                8,472,000
                                                                                =========

     Approximately 6,677,000 square feet (78.8%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

     The Company's principal plants and offices in the United States are situated in 30 locations in 16 states as follows:

                                      STATE                            SQUARE FEET
            ---------------------------------------------------------  -----------
            California...............................................   2,165,000
            Mississippi..............................................   1,946,000
            Virginia.................................................   1,096,000
            Maryland.................................................     301,000
            Texas....................................................     275,000
            Pennsylvania.............................................     236,000
            Utah.....................................................     216,000
            Iowa.....................................................     203,000
            Other states.............................................   1,006,000
                                                                        ---------
                                                                        7,444,000
                                                                        =========

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

ITEM 3.  LEGAL PROCEEDINGS

(a) Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, the jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial in the District Court has been ordered and will be limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct.

(b) The Company and certain of its divisions or subsidiaries have been named as potentially responsible parties by the United States Environmental Protection Agency, various state environmental agencies, and other potentially responsible parties for costs associated with cleanup of a number of sites to which they may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites, presently or formerly owned or leased by the Company (or by subsidiaries or divisions thereof). In addition, the Company and certain of its divisions or subsidiaries have been named as defendants in certain lawsuits for personal injuries and property damage allegedly resulting from environmental contamination.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on page F-22 and dividend information which is set forth on page F-13 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 30, 1996.

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

ITEM 6.  SELECTED FINANCIAL DATA

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF FINANCIAL INFORMATION
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED JULY 31
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
Operating Results
  Sales and Service Revenues...............  $3,611.5    $3,319.7    $3,446.1    $3,474.2    $3,710.8
  Segment Operating Profit.................     320.1       280.5       181.4       264.1       289.9
  Earnings (Loss) before Extraordinary Item
   and Cumulative Effect of a Change in
   Accounting Principle
     Continuing Operations.................  $  150.9    $  135.0    $   51.3    $   87.3    $   87.3
     Discontinued Operations...............        --          --      (173.1)       95.0        87.1
  Extraordinary Loss.......................        --          --       (30.7)         --          --
  Cumulative Effect of a Change in
   Accounting Principle
     Continuing Operations.................        --          --          --      (106.7)         --
     Discontinued Operations...............        --          --          --       (10.4)         --
                                             --------    --------    --------    --------    --------
  Net Earnings (Loss)......................  $  150.9    $  135.0    $ (152.5)   $   65.2    $  174.4
                                             ========    ========    ========    ========    ========
  Sales to the U.S. Government as a Percent
     of Total Sales........................        71%         73%         73%         73%         70%
Financial Position at Year End
  Total Assets.............................  $3,431.4    $2,559.6    $2,254.3    $2,749.1    $2,953.1
  Shareholders' Investment.................     917.3       758.1       610.4       578.4       322.3
  Long-term Obligations....................     514.5       103.6       105.6       106.5       131.2
  Convertible Subordinated Notes and Other
   Subordinated Debentures.................        --          --          --       435.8       735.6
  Working Capital..........................      68.8       130.1        36.9       435.3       365.0
  Current Ratio............................      1.04        1.10        1.03        1.36        1.25
Common Share Data
Earnings (Loss) per Share
  Primary
     Earnings (Loss) before Extraordinary
      Item and Cumulative Effect of a
      Change in Accounting Principle
       Continuing Operations...............  $   3.15    $   2.84    $   1.10    $   2.10    $   2.10
       Discontinued Operations.............        --          --       (3.79)       2.31        2.12
     Extraordinary Loss....................        --          --       (0.67)         --          --
     Cumulative Effect of a Change in
      Accounting Principle
       Continuing Operations...............        --          --          --       (2.60)         --
       Discontinued Operations.............        --          --          --       (0.25)         --
                                             --------    --------    --------    --------    --------
          Total Primary....................  $   3.15    $   2.84    $  (3.36)   $   1.56    $   4.22
                                             ========    ========    ========    ========    ========

See Notes on page 8.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEAR ENDED JULY 31
                                            ---------------------------------------------------------
                                              1996         1995        1994        1993        1992
                                            --------     --------    --------    --------    --------
Fully Diluted
  Earnings (Loss) before Extraordinary
     Item and Cumulative Effect of a
     Change in Accounting Principle
       Continuing Operations..............  $   3.15     $   2.84    $   1.10    $   2.10    $   2.10
       Discontinued Operations............        --           --       (3.79)       2.31        1.84
  Extraordinary Loss......................        --           --       (0.67)         --          --
  Cumulative Effect of a Change in
     Accounting Principle
       Continuing Operations..............        --           --          --       (2.60)         --
       Discontinued Operations............        --           --          --       (0.25)         --
                                            --------     --------    --------    --------    --------
          Total Fully Diluted.............  $   3.15     $   2.84    $  (3.36)   $   1.56    $   3.94
                                            ========     ========    ========    ========    ========
Book Value per Share......................     19.48        16.19       13.07       12.48        7.71
Common Shares Outstanding at Year End (in
  millions)...............................      46.6         46.2        45.9        45.5        40.5
Shares Used to Compute Primary Earnings
  (Loss) per Share (in millions)..........      47.6         47.2        45.7        41.2        41.2
Shares Used to Compute Fully Diluted
  Earnings (Loss) per Share (in
  millions)...............................      47.6         47.3        45.7        41.2        47.3
Other Selected Financial Information
  Capital Expenditures....................  $   91.0     $   98.3    $   80.6    $   73.6    $   81.5
  Depreciation and Amortization Expense...     113.8         95.4        98.4       107.4       113.0
  Research and Development Expenditures...     217.0        227.1       220.1       254.6       201.9
  Backlog at Year End.....................   5,666.9*     5,137.8     5,466.6     6,700.4     6,570.0
  Number of Employees at Year End.........    33,500       29,100      29,000      32,300      34,700

---------------

* In addition, PRC Inc., acquired in February 1996, has unfunded backlog with potential contract values totaling approximately $1 billion.

Notes:

(A) Results for fiscal year 1994 included the settlement of a civil suit (see Note J on page F-19) and extraordinary loss on early extinguishment of debt (see Note J on page F-19).

(B) Amounts related to fiscal year 1992 have been restated to reflect the WAI businesses as discontinued operations in connection with the Distribution discussed in Note B on pages F-8 and F-9.

(C) During the five year period ended July 31, 1996, the Company declared no cash dividends on its Common stock.

ITEM 7.  FINANCIAL REVIEW AND ANALYSIS

     During fiscal year 1996 the Company completed several acquisitions, including PRC in February 1996 and Sperry Marine in May 1996. With estimated combined annual revenues of $1 billion, these acquisitions, accounted for under the purchase method of accounting, have contributed to the fiscal year 1996 results and expanded the Company's business base. PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and reengineers business processes for the U.S. Government and other customers. Sperry Marine is a leading producer of marine electronic navigation and guidance systems to military and commercial customers. The other acquisitions included the Inertial Systems Business Unit of Hughes Electronics Corp.'s Delco Systems Operations and Teldix GmbH, a European defense electronics firm. The Company is continuing to evaluate strategic acquisitions, like the ones completed during fiscal year 1996, which will provide growth opportunities.

     Effective July 31, 1996, certain businesses previously reported with the Advanced Electronics segment have been grouped with the Electronic Components and Materials segment (formerly known as the Interconnect Products segment). Accordingly, the segment information for fiscal years 1995 and 1994 as discussed below has been restated to reflect these changes.

     Segment information can be found on pages F-20 and F-21.

  Fiscal Year Ended July 31, 1996 compared to 1995

     Total sales and segment operating profit increased by 9% and 14% compared with the prior year's results. Net earnings improved 12%, although interest expense was higher in the current fiscal year as a result of the debt incurred in connection with the previously mentioned acquisitions.

     Sales and operating profit for the Advanced Electronics segment increased by 22% and 17% when compared with the prior fiscal year. These improvements reflect the contributions from the acquisitions completed in the current and prior fiscal year. The acquisitions of PRC and Sperry Marine have expanded the Company's business base, reducing exposure to any further defense budget reductions, and also improved its competitive position to pursue new opportunities in both military and commercial sectors. Additionally, PRC has provided the Company access to non-defense federal markets with products such as computer-aided dispatch systems for police, fire and emergency medical services and its weather forecasting systems. Although PRC is expected to contribute significantly in sales, the profit margin for this type of business is lower in comparison with that historically experienced by the other businesses in this segment. For the current fiscal year, segment operating margin was 6.9%, slightly below the 7.2% for fiscal year 1995. At July 31, 1996, backlog for this segment was $2.23 billion which did not include an unfunded portion for PRC with potential contract values totaling approximately $1 billion. Backlog at July 31, 1995 was $1.69 billion.

     Sales for the Marine Engineering and Production segment were lower by 7%, while operating profit improved by 8% compared with the prior year's results. The decrease in sales was attributable to lower construction activity on long-term contracts nearing completion, partially offset by activity on new contracts and others moving into more advanced stages of production. Operating margins improved as a result of cost reduction efforts and increased earnings rates on long-term contracts as they mature in the production process and as uncertainties are resolved. During fiscal year 1996, the Company delivered three Aegis destroyers to the U.S. Navy and received funding for the construction of a fifteenth Aegis destroyer with a contract value in excess of $300 million and options for two more destroyers. Also in fiscal year 1996, the Company received funding to construct a seventh LHD class amphibious assault ship with a contract value of nearly $800 million. Backlog for this segment at July 31, 1996 was $3.29 billion, not including the aforementioned options for two more Aegis destroyers, compared with $3.31 billion at July 31, 1995. Backlog at July 31, 1996 included seven Aegis destroyers, six of which were under production, and three LHD class amphibious assault ships, all of which were in production. Subsequent to fiscal year-end, one Aegis destroyer was completed and delivered to the U.S. Navy.

     The Electronic Components and Materials segment also contributed with improved results in the current fiscal year as a result of strong demand for its electronics-related products by its customers in the telecommunication and computer industries. The on-going cost reduction efforts and focus on opportunities for new products will help maintain the solid performances by the businesses in the segment.

  Fiscal Year Ended July 31, 1995 as compared to 1994

     Earnings from continuing operations were significantly higher in 1995 primarily because the 1994 results were impacted by a charge to operations for the settlement of a civil suit (see Note J). Additionally, interest expense was significantly lower in 1995 as a result of the early extinguishment of subordinated debt in July 1994, and there was a reduction in corporate expenses as the 1994 results included costs related to Western Atlas Inc. ("WAI") (see Note B).

     Sales for the Advanced Electronics segment were substantially comparable with the prior year. The impact of reduced defense spending was offset by contributions from the acquisitions completed in fiscal year 1995 and the effects of non-recurring revenues recognized upon completion of a long-term contract. Operating margin improved slightly to 7.2% for fiscal year 1995 compared with 6.9% for fiscal year 1994, exclusive of the settlement of a civil suit. This improvement reflected increased operating efficiency as a result of continued efforts to adjust the cost structure of these businesses. Backlog increased slightly to $1.69 billion at July 31, 1995 compared with $1.64 billion at July 31, 1994, primarily due to acquisitions made during 1995.

     The Marine Engineering and Production segment maintained a comparable profit margin on slightly lower sales in comparison with the prior year. The decline in sales reflects the transition from the completion and winding down of certain long-term contracts to the startup of new contracts. Contracts completed and delivered during fiscal year 1995 included four Aegis guided missile destroyers and one multipurpose amphibious assault ship to the U.S. Navy, and two SA'AR 5 class corvettes to the Israeli government. During fiscal year 1995, the Company received funding for the construction of two additional destroyers with an aggregate estimated contract value in excess of $700 million. Backlog at July 31, 1995 amounted to $3.31 billion compared with $3.69 billion at July 31, 1994. Backlog at July 31, 1995 included eight Aegis guided missile destroyers, of which six were under construction, and two multipurpose amphibious assault ships, both of which were in production.

     The Electronic Components and Materials segment maintained a substantially comparable level of sales, while operating profit was significantly higher in 1995. Operating profit for 1994 was affected by a charge recorded to adjust the carrying value of a division which was subsequently sold.

     Interest expense was significantly lower in 1995 compared with 1994 as a result of the early extinguishment of subordinated debt in July 1994. The use of cash for the extinguishment also resulted in lower interest income in 1995.

  Discontinued Operations

     On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, WAI, which was reflected as discontinued operations (see Note B) for fiscal year 1994. The balance sheet effect of the distribution was a reduction to Litton's Shareholders' Investment in the aggregate amount of $909.2 million representing the book value of net assets distributed. Results for fiscal year 1994 included special charges totaling $179 million, net of tax, recorded to reflect the write-down of net assets relating to the disposal of one division and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities.

  Liquidity and Capital Resources

     In connection with the acquisition of PRC, the Company issued $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036 (see Note C). The Company also borrowed, on a short-term basis, $200 million under an existing revolving credit agreement to finance the acquisition of Sperry Marine and other operating needs, including a payment to settle prior years' taxes. The Company expects to repay the short-term borrowings with existing funds and cash flow from operations which also provided the funds for the cash portion of these and two other acquisitions completed in fiscal year 1996. These borrowings were the primary reason for the increase in interest expense in fiscal year 1996 compared with 1995. At July 31, 1996, the unused credit commitments under the revolving credit agreement amounted to $200 million, which is available primarily for replacement of existing debt.

  Environmental Matters

     As previously reported, the Company or certain of its divisions or subsidiaries has been named as a potentially responsible party in respect to various sites to which certain of its operations may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites now or formerly owned or leased by the Company. At this time, the Company believes that its ultimate liability for additional expenditures associated with such owned or leased sites and other sites to which it may have contributed wastes will not have a material adverse effect on its consolidated financial statements.

  New Accounting Standards

     In 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company is not aware of any significant impact of adopting SFAS No. 121 and will implement this Standard in fiscal year 1997.

     Also in 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation". This Statement establishes financial accounting and reporting standards for stock-based employee compensation plans using a fair value based method. However, SFAS No. 123 allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No.25") , "Accounting for Stock Issued to Employees". The Company anticipates continuing to measure compensation cost in accordance with the provisions of APB No. 25 and will make the pro forma disclosures required by SFAS No. 123 in its financial statements for fiscal year 1997.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company will be included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 5, 1996, which is hereby incorporated by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 9, 1996 and their business experience during the prior five years:

                                                        POSITIONS AND OFFICES PRESENTLY
                 NAME                   AGE              HELD AND BUSINESS EXPERIENCE
--------------------------------------  ---     -----------------------------------------------
Michael R. Brown......................  55      President, Chief Operating Officer and a
                                                director since December, 1995; prior thereto
                                                Executive Vice President, Chief Operating
                                                Officer and a director since September, 1995;
                                                Senior Vice President since June, 1992 and
                                                Group Executive of the Electronic Warfare
                                                Systems Group since 1988; Group Executive of
                                                the Information Systems Group (formerly the
                                                Command, Control and Communications Systems
                                                Group) since May, 1995; Vice President since
                                                1989.
Larry A. Frame........................  60      Senior Vice President and Group Executive of
                                                the Navigation, Guidance and Control Systems
                                                Group since March, 1994; prior thereto Division
                                                President of the Guidance and Control Systems
                                                Division since April, 1988; Vice President
                                                since 1990.
Harry Halamandaris....................  58      Senior Vice President since June, 1996; Group
                                                Executive of the Electronic Warfare Systems
                                                Group since September, 1995; Vice President for
                                                Strategic Planning since August, 1995; prior
                                                thereto Vice President and Group Executive of
                                                Kaiser Aerospace & Electronics, Inc. since
                                                August 1994; Director of Corporate Technology,
                                                Teledyne, Inc. since 1989 and President of
                                                Teledyne Systems Company since 1980.
Rudolph E. Lang, Jr. .................  60      Senior Vice President, Chief Financial Officer
                                                and a director since March, 1994; prior thereto
                                                Senior Vice President and Controller since
                                                December, 1988.
John M. Leonis........................  62      Chairman of the Board, Chief Executive Officer
                                                and a director since December, 1995; prior
                                                thereto President, Chief Executive Officer and
                                                a director since March, 1994; prior thereto
                                                Senior Vice President since July, 1990 and
                                                Group Executive of the Company's Navigation,
                                                Guidance and Control Systems Group since 1988;
                                                Vice President since 1988.

                                                        POSITIONS AND OFFICES PRESENTLY
                 NAME                   AGE              HELD AND BUSINESS EXPERIENCE
--------------------------------------  ---     -----------------------------------------------
Donald A. Lepore......................  60      Senior Vice President since September, 1996;
                                                prior thereto Vice President since 1986; Group
                                                Executive of the Electronic Components and
                                                Materials Group (formerly the Interconnect
                                                Products Group) since 1986.
Timothy G. Paulson....................  49      Vice President and Treasurer since June, 1994;
                                                prior thereto Vice President of Finance and
                                                Administration of the Company's Amecom Division
                                                since 1991; Division Controller since 1986.
John E. Preston.......................  55      Senior Vice President and General Counsel since
                                                March, 1994; prior thereto Vice President and
                                                Associate General Counsel since April, 1990.
Gerald J. St. Pe'.....................  56      Senior Vice President of the Company since 1986
                                                and President of Ingalls Shipbuilding, Inc., a
                                                subsidiary of the Company, since 1987.
Carol A. Wiesner......................  57      Vice President and Controller since June, 1994;
                                                prior thereto Vice President and Treasurer
                                                since June, 1988; Chief Accounting Officer of
                                                the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 5, 1996, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 5, 1996, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 5, 1996, which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         PAGE
                                                                                         ----
(a)(1)   Financial Statements
              See Item 8 of Part II hereof.
(a)(2)   Financial Statement Schedules
              The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for each of the three years in the period ended July 31, 1996.
(a)(3)   Executive Compensation Plans and Arrangements...............................     15
(b)      Reports on Form 8-K
         (1) In a report filed on Form 8-K dated May 8, 1996, the Company reported the amended terms with respect to the acquisition of Sperry Marine Inc.
         (2) In a report filed on Form 8-K dated July 26, 1996, the Company reported that the U.S. Court of Appeals reinstated the verdict rendered by a
             U.S. District Court jury in Litton's favor related to a patent infringement suit against Honeywell, Inc. ("Honeywell"). The case will return to the U.S. District Court for a new trial to establish the amount of financial damages sustained by Litton.
             In addition, the Company reported that the U.S. District Court upheld a jury's verdict in Litton's favor for a separate suit against Honeywell on antitrust grounds. A new trial has been ordered and will be limited to the issue of the amount of damages sustained by Litton.
             See Item 3 of Part I and Note I of Notes to Consolidated Financial
             Statements included in this Annual Report on Form 10-K for further information.
(c)      Index to Exhibits...........................................................    E-1

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                                REPORT WITH
                                                                    EXHIBIT    WHICH EXHIBIT
                           DESCRIPTION                                NO.        WAS FILED
------------------------------------------------------------------  --------   --------------
Directors' annual retainer and attendance fees....................  10.1(a)    1995 Form 10-K
Director retirement age and postretirement payments to
  directors. .....................................................  10.2(b)    1991 Form 10-K
Litton Supplemental Retirement Plan. .............................  10.3       1983 Form 10-K
  -- Amendment to the Litton Supplemental Retirement Plan. .......  10.1       April, 1993
                                                                               Form 10-Q
Form of the agreement under the Litton Industries, Inc. Executive
  Survivor Benefit Plan. .........................................  10.4(a)    1984 Form 10-K
  -- Amendment to the Executive Survivor Benefit Plan, adopted
       June 13, 1986. ............................................  10.4(a)    1986 Form 10-K
Incentive loans. .................................................  10.8(a)    1991 Form 10-K
  -- Amendment to Incentive loan program. ........................  10.5(b)    1996 Form 10-K
Supplemental Medical Insurance Plan. .............................  10.10      1990 Form 10-K
Orion L. Hoch Supplemental Retirement Agreement and Supplemental
  Medical Insurance Plan. ........................................  10.13(b)   1983 Form 10-K
  -- First Amendment. ............................................  10.13(c)   1984 Form 10-K
  -- Second Amendment. ...........................................  10.4       April, 1994
                                                                               Form 10-Q
  -- Approval for participation in the Supplemental Medical
      Insurance Plan. ............................................  10.2       April, 1994
                                                                               Form 10-Q
Lifetime participation of Fred W. O'Green and Mildred G. O'Green
  in the Supplemental Medical Insurance Plan. ....................  10.13(e)   1988 Form 10-K
Litton Industries Inc. 1984 Long-Term Stock Incentive Plan, as
  amended. .......................................................  10.14(a)   1992 Form 10-K
  -- Amendment dated March 12, 1992 for the two-for-one
       Common stock split. .......................................  10.14(b)   1992 Form 10-K
  -- Amendment dated August 2, 1993. .............................  10.14(c)   1993 Form 10-K
  -- Adjustment for the distribution of Western Atlas Inc. .......  10.14(d)   1993 Form 10-K
Litton Industries, Inc. Performance Award Plan. ..................  10.15      1984 Form 10-K
  -- Amendment dated December 2, 1992. ...........................  10.2       April, 1993
                                                                               Form 10-Q
  -- Amendment dated August 3, 1995. .............................  10.11(c)   1995 Form 10-K
Litton Industries, Inc. Restoration Plan. ........................  10.16      1989 Form 10-K
Litton Industries, Inc. Director Stock Option Plan. ..............  10.18(a)   1989 Form 10-K
  -- Amendment dated March 12, 1992 for the two-for-one
       Common stock split. .......................................  10.18(b)   1992 Form 10-K
  -- Adjustment for the distribution of Western Atlas Inc. .......  10.18(c)   1993 Form 10-K
  -- Board of Directors Resolution with respect to options issued to directors of the Company who became directors of Western
      Atlas Inc. .................................................  10.13(d)   1995 Form 10-K
Consulting agreement between a subsidiary of the Company and
  Thomas B. Hayward, a director. .................................  10.5       Apri1, 1994
                                                                               Form 10-Q
The Company's "Group Bonus Plan". ................................  10.16      1996 Form 10-K
Litton Industries, Inc. Supplemental Executive Retirement
  Plan. ..........................................................  10.22      1995 Form 10-K
Incentive compensation plan of Ingalls Shipbuilding, Inc., a
  subsidiary of the Company. .....................................  10.17      1996 Form 10-K

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                                                REPORT WITH
                                                                    EXHIBIT    WHICH EXHIBIT
                           DESCRIPTION                                NO.        WAS FILED
------------------------------------------------------------------  --------   --------------
Litton Industries, Inc. Deferred Compensation Plan for
  Directors. .....................................................  10.26      April, 1993
                                                                               Form 10-Q
Form of Change of Control Employment Agreement....................  10.27      1993 Form 10-K

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

October 11, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/  Alton J. Brann                              /s/  Michael R. Brown
--------------------------------------------     --------------------------------------------
Alton J. Brann, October 11, 1996                 Michael R. Brown, October 11, 1996
Director                                         Director,
                                                 President and Chief Operating Officer


/s/  J. T. Casey                                 /s/  Carol B. Hallett
--------------------------------------------     --------------------------------------------
Joseph T. Casey, October 11, 1996                Carol B. Hallett, October 11, 1996
Director                                         Director


/s/  Thomas B. Hayward                           /s/  Orion L. Hoch
--------------------------------------------     --------------------------------------------
Thomas B. Hayward, October 11, 1996              Orion L. Hoch, October 11, 1996
Director                                         Director


/s/  David E. Jeremiah                           /s/  Rudolph E. Lang, Jr.
--------------------------------------------     --------------------------------------------
David E. Jeremiah, October 11, 1996              Rudolph E. Lang, Jr., October 11, 1996
Director                                         Director,
                                                 Senior Vice President and
                                                 Chief Financial Officer


/s/  Robert H. Lentz                             /s/  John M. Leonis
--------------------------------------------     --------------------------------------------
Robert H. Lentz, October 11, 1996                John M. Leonis, October 11, 1996
Director                                         Director,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


/s/  William P. Sommers                          /s/  C. B. Thornton, Jr.
--------------------------------------------     --------------------------------------------
William P. Sommers, October 11, 1996             C. B. Thornton, Jr., October 11, 1996
Director                                         Director


/s/  Carol A. Wiesner
--------------------------------------------
Carol A. Wiesner, October 11, 1996
Vice President and Controller
(Chief Accounting Officer)

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

     The consolidated financial statements have been audited by Deloitte & Touche LLP, independent auditors, whose report appears on page F-2.

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

/s/  RUDOLPH E. LANG, JR.
----------------------------
Rudolph E. Lang, Jr.
Senior Vice President and
Chief Financial Officer

September 19, 1996

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Litton Industries, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies as of July 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
September 19, 1996

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED JULY 31
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
Sales and Service Revenues.............................  $3,611,538     $3,319,725     $3,446,053
                                                         ----------     ----------     ----------
Costs and Expenses
  Cost of sales........................................   2,805,640      2,646,342      2,777,462
  Selling, general and administrative..................     424,724        348,014        360,875
  Depreciation and amortization........................     113,833         95,356         98,444
  Interest -- net......................................      13,728          3,053         32,624
  Unusual item -- litigation settlement................          --             --         86,000
                                                         ----------     ----------     ----------
          Total........................................   3,357,925      3,092,765      3,355,405
                                                         ----------     ----------     ----------
Earnings from Continuing Operations before Taxes on
  Income and Extraordinary Item........................     253,613        226,960         90,648
Taxes on Income........................................    (102,713)       (91,945)       (39,342)
                                                         ----------     ----------     ----------
Earnings from Continuing Operations before
  Extraordinary Item...................................     150,900        135,015         51,306
Discontinued Operations................................          --             --       (173,079)
                                                         ----------     ----------     ----------
Earnings (Loss) before Extraordinary Item..............     150,900        135,015       (121,773)
Extraordinary Loss.....................................          --             --        (30,732)
                                                         ----------     ----------     ----------
          Net Earnings (Loss)..........................  $  150,900     $  135,015     $ (152,505)
                                                         ==========     ==========     ==========
Primary Earnings (Loss) per Share
  Earnings before Extraordinary Item
     Continuing Operations.............................  $     3.15     $     2.84     $     1.10
     Discontinued Operations...........................          --             --          (3.79)
  Extraordinary Loss...................................          --             --          (0.67)
                                                         ----------     ----------     ----------
          Total Primary................................  $     3.15     $     2.84     $    (3.36)
                                                         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               JULY 31
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $   92,855     $  110,696
  Accounts receivable less allowance for doubtful accounts of
     $38,335 (1996) and $13,189 (1995)..............................     685,216        420,937
  Inventories less progress billings................................     571,056        552,195
  Deferred tax assets...............................................     365,657        362,819
  Prepaid expenses..................................................      31,989         18,609
                                                                      ----------     ----------
Total Current Assets................................................   1,746,773      1,465,256
                                                                      ----------     ----------
Property, Plant and Equipment, Net..................................     680,313        621,839
                                                                      ----------     ----------
Goodwill and Other Intangibles, Net of Amortization of $79,173
  (1996) and $56,762 (1995).........................................     691,834        218,283
                                                                      ----------     ----------
Other Assets and Long-term Investments (Includes $2,163 (1996) and
  $2,126 (1995) Due from Related Parties)...........................     312,508        254,244
                                                                      ----------     ----------
          Total Assets..............................................  $3,431,428     $2,559,622
                                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $  808,767     $  702,897
  Payrolls and related expenses.....................................     295,527        238,999
  Taxes on income...................................................      68,872        117,947
  Notes payable and current portion of long-term obligations........     249,727         25,106
  Other current liabilities.........................................     255,105        250,174
                                                                      ----------     ----------
Total Current Liabilities...........................................   1,677,998      1,335,123
                                                                      ----------     ----------
Long-term Obligations...............................................     514,542        103,631
                                                                      ----------     ----------
Postretirement Benefit Obligations Other than Pensions..............     205,029        204,883
                                                                      ----------     ----------
Deferred Tax and Other Long-term Liabilities........................     116,600        157,842
                                                                      ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B (liquidating preference
      $8,213).......................................................       2,053          2,053
     Common stock (shares outstanding:
       46,565,269 (1996) and 46,181,980 (1995)).....................      46,565         46,182
  Additional paid-in capital........................................     296,899        284,399
  Retained earnings.................................................     601,050        451,862
  Cumulative currency translation adjustment........................     (29,308)       (26,353)
                                                                      ----------     ----------
Total Shareholders' Investment......................................     917,259        758,143
                                                                      ----------     ----------
          Total Liabilities and Shareholders' Investment............  $3,431,428     $2,559,622
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (THOUSANDS OF DOLLARS)

                                                           CAPITAL STOCK
                                                        --------------------
                                                        PREFERRED                                       CUMULATIVE
                                            TOTAL       SERIES B     COMMON    ADDITIONAL                CURRENCY
                                        SHAREHOLDERS'      PAR        PAR       PAID-IN     RETAINED    TRANSLATION
                                         INVESTMENT     VALUE $5    VALUE $1    CAPITAL     EARNINGS    ADJUSTMENT
                                        -------------   ---------   --------   ----------   ---------   ----------
BALANCE AT JULY 31, 1993..............   $ 1,663,718     $ 2,053    $ 45,520   $  706,191   $ 934,605    $(24,651)
  Net loss............................      (152,505)         --          --           --    (152,505)         --
  Cash dividends on
     Preferred -- Series B ($2.00 per
     share)...........................          (821)         --          --           --        (821)         --
  Purchase of Common stock............        (2,399)         --         (31)        (479)     (1,889)         --
  Exercise of stock options...........        15,513          --         425       15,088          --          --
  Currency translation adjustment.....         2,201          --          --           --          --       2,201
  Distribution of Western Atlas
     Inc. ............................      (915,293)         --          --     (447,520)   (461,709)     (6,064)
                                          ----------      ------     -------    ---------   ---------    --------
BALANCE AT JULY 31, 1994..............       610,414       2,053      45,914      273,280     317,681     (28,514)
  Net earnings........................       135,015          --          --           --     135,015          --
  Cash dividends on
     Preferred -- Series B ($2.00 per
     share)...........................          (821)         --          --           --        (821)         --
  Exercise of stock options...........         5,246          --         268        4,991         (13)         --
  Currency translation adjustment.....         2,161          --          --           --          --       2,161
  Adjustments to Distribution of
     Western Atlas Inc. ..............         6,128          --          --        6,128          --          --
                                          ----------      ------     -------    ---------   ---------    --------
BALANCE AT JULY 31, 1995..............       758,143       2,053      46,182      284,399     451,862     (26,353)
  Net earnings........................       150,900          --          --           --     150,900          --
  Cash dividends on
     Preferred -- Series B ($2.00 per
     share)...........................          (821)         --          --           --        (821)         --
  Purchase of Common stock............        (1,056)         --         (25)        (157)       (874)         --
  Exercise of stock options...........        13,048          --         408       12,657         (17)         --
  Currency translation adjustment.....        (2,955)         --          --           --          --      (2,955)
                                          ----------      ------     -------    ---------   ---------    --------
BALANCE AT JULY 31, 1996..............   $   917,259     $ 2,053    $ 46,565   $  296,899   $ 601,050    $(29,308)
                                          ==========      ======     =======    =========   =========    ========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                   YEAR ENDED JULY 31
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
Cash and cash equivalents at beginning of period........  $  60,229     $  44,526     $ 237,440
                                                          ---------     ---------     ---------
Cash Was Provided by (Used for) Continuing Operations
Operating Activities
  Net earnings..........................................    150,900       135,015        20,574
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
     Depreciation and amortization......................    113,833        95,356        98,444
     Extraordinary loss on early extinguishment of
       debt.............................................         --            --        30,732
     Deferred income tax (benefit) charge...............    (16,300)       22,034      (121,644)
     Changes in working capital accounts
       Accounts receivable..............................      4,263        (3,520)      152,523
       Inventory........................................    (21,155)      (46,570)       16,714
       Prepaid expenses.................................     (3,661)       (2,242)       (1,445)
       Accounts payable.................................    (87,915)       64,113        12,632
       Payroll and related expenses.....................     14,652         9,301       (30,734)
       Taxes on income..................................    (50,754)       (5,645)      (17,712)
       Other current liabilities........................     (2,487)       18,224        30,542
     Other operating activities.........................    (31,498)      (12,859)        1,860
                                                          ---------     ---------     ---------
Cash provided by operating activities...................     69,878       273,207       192,486
                                                          ---------     ---------     ---------
Investing Activities
  Purchase of businesses, net of cash acquired..........   (647,674)     (127,575)      (21,919)
  Purchase of capital assets............................    (91,019)      (98,281)      (80,599)
  Decrease in other current marketable securities.......     34,717        22,611        43,512
  Proceeds from sale of businesses......................     28,700        14,609            --
  Other investing activities............................     (7,483)       10,941        49,666
                                                          ---------     ---------     ---------
Cash used for investing activities......................   (682,759)     (177,695)       (9,340)
                                                          ---------     ---------     ---------
Financing Activities
  Net proceeds from issuance of debentures due 2026 and
     2036...............................................    395,176            --            --
  Change in short-term obligations, net.................    224,462       (73,257)       33,614
  Repayment of long-term obligations and early
     extinguishment of debt.............................     (8,507)      (10,226)     (493,405)
  Other financing activities............................     18,626         3,674        11,294
                                                          ---------     ---------     ---------
Cash provided by (used for) financing activities........    629,757       (79,809)     (448,497)
                                                          ---------     ---------     ---------
Net cash provided by (used for) continuing operations...     16,876        15,703      (265,351)
                                                          ---------     ---------     ---------
Net cash provided by discontinued operations............         --            --        72,437
                                                          ---------     ---------     ---------
Resulting in Increase (Decrease) in Cash and Cash
  Equivalents...........................................     16,876        15,703      (192,914)
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of period..............  $  77,105     $  60,229     $  44,526
                                                          =========     =========     =========
Reconciliation to Consolidated Balance Sheets at July
  31, 1996 and July 31, 1995:
     Cash and cash equivalents..........................  $  77,105     $  60,229
     Marketable securities:
       U.S. Government obligations......................     15,750        30,683
       Other time deposits and certificates of deposit..         --        19,784
                                                          ---------     ---------
       Total cash and marketable securities.............  $  92,855     $ 110,696
                                                          =========     =========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION The accounts of Litton Industries, Inc. and all its wholly-owned subsidiaries (the "Company" or "Litton") are included in the accompanying consolidated financial statements. All material intercompany accounts and transactions have been eliminated. Certain reclassifications of prior period information were made to conform to the current year presentation. The financial information for fiscal year 1994 included the results of Western Atlas Inc. ("WAI"), a former subsidiary of Litton. The shares of common stock of WAI were distributed to holders of Litton Common stock in the form of a dividend on March 17, 1994. The accounts of WAI have been segregated and reflected as discontinued operations (see Note B).

     USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

     CASH EQUIVALENTS The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

     EARNINGS PER SHARE Primary earnings per share computations are based on the weighted average number of common shares outstanding and common share equivalents with dilutive effects, if applicable. Computations were based on 47,573,669 (1996), 47,187,934 (1995) and 45,720,585 (1994) weighted average shares and net earnings after provision for cash dividends on preferred stock. Fully diluted earnings per share were the same as primary earnings per share in each of the three years in the period ended July 31, 1996.

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

     RESEARCH AND DEVELOPMENT Company-sponsored research and development expenditures are charged to expense as incurred. Worldwide expenditures on research and development activities amounted to $217.0 million, $227.1 million and $220.1 million, of which 30%, 28% and 26% were Company-sponsored, in the years ended July 31, 1996, 1995 and 1994, respectively.

     PROPERTY, PLANT AND EQUIPMENT Investment in property, plant and equipment is stated at cost. Allowances for depreciation and amortization, computed generally by the straight-line method for financial reporting purposes, are provided over the estimated useful lives of the related assets.

     FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Cumulative currency translation adjustment" component of Shareholders' Investment. Gains and losses

                            LITTON INDUSTRIES, INC.

resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended July 31, 1996.

     GOODWILL AND OTHER INTANGIBLES For financial statement purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. Goodwill at July 31, 1996 and 1995 was $674.1 million and $212.2 million, respectively. The current and future profitability of the operations to which the goodwill relates are evaluated at least annually. These factors, along with management's plans with respect to the operations and the projected undiscounted cash flows, are considered in assessing the recoverability of the goodwill.

     ENVIRONMENTAL COSTS Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts or environmental liability and such amounts are reasonably estimable. The Company's exposure may be mitigated by potential insurance reimbursements and, to the extent such costs are recoverable, under the Company's U.S. Government contracts. These recoveries are not recorded until collection is probable.

NOTE B:  ACQUISITIONS AND DIVESTITURES

     ACQUISITIONS On February 16, 1996, the Company acquired all of the issued and outstanding stock of PRC Inc. ("PRC") from The Black & Decker Corporation for a preliminary purchase price of $425 million in cash. PRC, with revenues of more than $700 million in its fiscal year ended December 31, 1995, is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and reengineers business processes for the U.S. Government, commercial customers and state and local governments. On May 15, 1996, the Company acquired Steerage Corp. ("Steerage") which conducts operations through its wholly-owned subsidiary Sperry Marine Inc. ("Sperry Marine") for a preliminary cash purchase price of $158.7 million inclusive of $52.4 million used for repayment of existing Steerage debt. With revenues of approximately $145 million in its fiscal year ended December 31, 1995, Sperry Marine is a provider of advanced electronic navigation and guidance systems to commercial and military customers for marine uses. The following table sets forth unaudited pro forma information for the fiscal years ended July 31, 1996 and 1995 as if the combinations had occurred on August 1, 1994. The amounts reflect the purchase method of accounting and goodwill amortization periods of 30 years for PRC and 25 years for Sperry Marine. The pro forma amounts are not necessarily indicative of what the results of operations would have been if the combinations had occurred on August 1, 1994, nor are they necessarily indicative of future results of operations.

                                                                     TWELVE MONTHS ENDED
                                                                           JULY 31
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
                                                                   (THOUSANDS OF DOLLARS,
                                                                           EXCEPT
                                                                     PER SHARE AMOUNTS)
    Sales and Service Revenues..................................  $4,162,210     $4,168,535
    Net Earnings................................................  $  152,456     $  135,112
    Primary Earnings per Share..................................  $     3.19     $     2.85

     In addition to these transactions, there were other acquisitions (including Teledyne Inc.'s Electronics Systems operations and the Electro-Optical Systems operations of Imo Industries Inc.) made during the three years ended July 31, 1996 which, although considered integral to the Company's goals, did not materially impact the consolidated financial statements.

                            LITTON INDUSTRIES, INC.

     DISTRIBUTION OF WAI On March 17, 1994, Litton distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, WAI. The WAI operations, reflected herein as discontinued operations, comprised substantially all of the Company's former oilfield services and industrial automation systems businesses. The distribution ("Distribution") was made in the form of a dividend to holders of record of Litton Common stock at the close of business on March 14, 1994. Litton shareholders of record received one share of WAI common stock for each share of Litton Common stock owned. The consolidated financial statements reflected an accounting date for the Distribution of February 28, 1994. Litton's Shareholders' Investment has been reduced by an aggregate amount of $909.2 million representing the book value of net assets distributed.

     WAI incurred a net loss of $173 million for the seven months ended February 28, 1994 including special charges totaling $179 million, net of tax, recorded to reflect the write-down of net assets relating to the disposal of one division and to provide for obsolescence of older technology equipment, vessels and inventory and the consolidation of facilities. Corporate interest costs of $7 million have been attributed to WAI and, therefore, reclassified to discontinued operations for the seven months ended February 28, 1994. Total income tax benefits allocated to WAI for the same period were $55 million.

NOTE C:  CASH AND MARKETABLE SECURITIES, DEBT AND INTEREST

     Cash and marketable securities consist of the following interest-earning investments:

                                                                            JULY 31
                                                                      --------------------
                                                                       1996         1995
                                                                      -------     --------
                                                                         (THOUSANDS OF
                                                                            DOLLARS)
    Time deposits and certificates of deposit.......................  $77,105     $ 80,013
    U.S. Government obligations.....................................   15,750       30,683
                                                                      -------     --------
                                                                      $92,855     $110,696
                                                                      =======     ========

     Cash and cash equivalents (see Note A) at July 31, 1996 and 1995 consisted of $77.1 million and $60.2 million in time deposits, respectively.

     The Company's marketable securities at July 31, 1996 consisted of obligations issued by the U.S. Government with an estimated fair market value of $19.3 million based on quoted market prices compared with the carrying amount of $15.8 million. At July 31, 1995, the estimated fair market value of marketable securities, which also consisted of U.S. Government obligations, was $35.0 million compared with the carrying amount of $30.7 million. These investments have been classified as held-to-maturity securities.

     Notes payable and current portion of long-term obligations are composed of:

                                                                            JULY 31
                                                                      --------------------
                                                                        1996        1995
                                                                      --------     -------
                                                                         (THOUSANDS OF
                                                                            DOLLARS)
    Notes payable to banks, with weighted average interest at 5.7%
      (1996) and 7.7% (1995)........................................  $237,827     $13,635
    Current portion of long-term obligations........................    11,900      11,471
                                                                      --------     -------
                                                                      $249,727     $25,106
                                                                      ========     =======

                            LITTON INDUSTRIES, INC.

     Long-term obligations consist of the following:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Capital lease commitments (Note E).............................  $  8,516     $ 16,671
                                                                     --------     --------
    Other long-term obligations
      7.75% debentures due 2026....................................   300,000           --
      6.98% debentures due 2036....................................   100,000           --
      Pension accruals (other than U.S. and Canadian plans)........    72,426       57,421
      Industrial Development Revenue Bonds, with interest based
         generally on 70% of the current prime rate, due to 2008...    21,115       21,215
      Other........................................................    12,485        8,324
                                                                     --------     --------
                                                                      506,026       86,960
                                                                     --------     --------
                                                                     $514,542     $103,631
                                                                     ========     ========

     Other long-term obligations at July 31, 1996 mature as follows:

                                                                        (THOUSANDS OF DOLLARS)
    Year ended July 31,
      1998............................................................         $  5,882
      1999............................................................            4,528
      2000............................................................            4,661
      2001............................................................            8,132
    Years subsequent to July 31, 2001.................................          482,823
                                                                               --------
                                                                               $506,026
                                                                               ========

     In connection with the acquisition of PRC, the Company issued $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036. Interest on these debentures is payable semiannually on March 15 and September 15, commencing on September 15, 1996. The debentures are redeemable in whole or in part, at the option of the Company at any time in the case of the 7.75% debentures and at any time after March 15, 2006 in the case of the 6.98% debentures. In either case the redemption price is equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The holders of the 6.98% debentures may elect to have such debentures redeemed on March 15, 2006 at 100% of the principal amount, together with accrued interest to March 15, 2006. The aggregate estimated fair value of these debentures at July 31, 1996 was $387.2 million, based on interest rates available for debt with similar terms. The Company also incurred short-term borrowings in connection with the acquisition of Sperry Marine and other operating uses. These short-term borrowings were made under an existing revolving credit agreement with various banks and are expected to be repaid with existing funds and cash flows from operations. At July 31, 1996, the unused credit commitments under this revolving credit agreement amounted to $200 million, which is available primarily for replacement of existing debt.

                            LITTON INDUSTRIES, INC.

     Net interest expense is composed of the following:

                                                                 YEAR ENDED JULY 31
                                                          ---------------------------------
                                                            1996        1995         1994
                                                          --------     -------     --------
                                                               (THOUSANDS OF DOLLARS)
    Interest expense....................................  $ 26,312     $12,918     $ 58,738
    Interest income.....................................   (12,584)     (9,865)     (26,114)
                                                          --------     -------     --------
    Net interest expense................................  $ 13,728     $ 3,053     $ 32,624
                                                          ========     =======     ========

     Total cash interest payments made during fiscal year 1996 amounted to $7.7 million compared with $5.3 million for fiscal year 1995 and $100.6 million for fiscal year 1994. Payments for fiscal year 1994 included $37 million of prepaid interest in connection with an early extinguishment of debt (see Note J). Capitalized interest costs in each of the three years in the period ended July 31, 1996 were not material.

     In addition to the previously discussed marketable securities, the Company's other financial instruments include accounts receivable, accounts payable, payrolls and related expenses, notes payable and current portion of long-term obligations and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities approximate their market values due to their short maturity. Differences between the recorded amounts and market value of the remainder of the financial instruments were not material. As discussed in Note I, the Company also has off-balance sheet guarantees and letter of credit agreements with notional values totaling $313 million at July 31, 1996, relating principally to the guarantee of future performance on foreign government contracts.

NOTE D:  ACCOUNTS RECEIVABLE AND INVENTORIES

     Following are the details of accounts receivable:

                                                                          JULY 31
                                                                  ------------------------
                                                                    1996           1995
                                                                  ---------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    Receivables related to long-term contracts
      Amounts billed
         U.S. Government........................................  $ 223,389     $  162,995
         Other..................................................     78,168         43,028
                                                                   --------       --------
                                                                    301,557        206,023
                                                                   --------       --------
      Unbilled recoverable costs and accrued profit on progress
         completed and retentions
         U.S. Government........................................    129,349         17,362
         Other..................................................     44,058         27,304
                                                                   --------       --------
                                                                    173,407         44,666
                                                                   --------       --------
    Other receivables, principally from commercial customers....    210,252        170,248
                                                                   --------       --------
                                                                  $ 685,216     $  420,937
                                                                   ========       ========

     Of the $173.4 million in retentions and amounts not billed at July 31, 1996, $149.0 million is expected to be collected in fiscal year 1997 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

                            LITTON INDUSTRIES, INC.

     Summarized below are the components of inventory balances:

                                                                          JULY 31
                                                                  ------------------------
                                                                    1996           1995
                                                                  ---------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    Raw materials and work in process...........................  $ 306,615     $  230,642
    Finished goods..............................................     59,801         44,565
    Inventoried costs related to long-term contracts............    573,399        752,188
                                                                   --------       --------
    Gross inventories...........................................    939,815      1,027,395
    Less progress billings, principally related to long-term
      contracts.................................................   (368,759)      (475,200)
                                                                   --------       --------
              Net inventories...................................  $ 571,056     $  552,195
                                                                   ========       ========

     The amounts included in "Inventoried costs related to long-term contracts" representing general and administrative costs and production cost of delivered units in excess of anticipated average cost of all units expected to be produced are not significant.

NOTE E:  PROPERTY, PLANT AND EQUIPMENT

     Investment in property, plant and equipment consists of the following:

                                                                           JULY 31
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    Property, plant and equipment, at cost
      Land......................................................  $   54,740     $   45,097
      Buildings.................................................     644,560        623,712
      Machinery and equipment...................................     903,860        877,455
                                                                  ----------     ----------
                                                                   1,603,160      1,546,264
      Less accumulated depreciation.............................    (922,847)      (924,425)
                                                                  ----------     ----------
              Net investment in property, plant and equipment...  $  680,313     $  621,839
                                                                  ==========     ==========

     The net book value of assets utilized under capital leases was not material at July 31, 1996 and 1995.

     The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

        Buildings......................................................  10-45 years
        Land improvements and building improvements....................   2-20 years
        Machinery and equipment........................................   2-20 years

                            LITTON INDUSTRIES, INC.

     As of July 31, 1996, minimum rental commitments under capital and noncancellable operating leases were:

                                                                      CAPITAL     OPERATING
                                                                      LEASES       LEASES
                                                                      -------     --------
                                                                         (THOUSANDS OF
                                                                            DOLLARS)
    Year ended July 31
      1997..........................................................  $ 8,738     $ 37,635
      1998..........................................................    8,702       28,992
      1999..........................................................       36       23,969
      2000..........................................................       --       18,837
      2001..........................................................       --       14,464
    Years subsequent to July 31, 2001...............................       --       34,314
                                                                      -------     --------
    Total minimum lease payments....................................   17,476     $158,211
                                                                                  ========
    Less amounts representing interest..............................     (862)
                                                                      -------
    Net minimum lease payments......................................   16,614
    Less current portion of capital lease commitments...............   (8,098)
                                                                      -------
    Long-term portion of capital lease commitments..................  $ 8,516
                                                                      =======

     Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $38.5 million, $28.4 million and $32.4 million for the years ended July 31, 1996, 1995 and 1994, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

NOTE F:  SHAREHOLDERS' INVESTMENT

     SHARE INFORMATION At July 31, 1996, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

     No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 1996.

     The Series B preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation, is entitled to receive $25.00 plus accrued dividends. There were 410,643 shares of Series B preferred stock outstanding for each of the three fiscal years ended July 31, 1996.

     STOCK OPTION INFORMATION The Company has stock option plans which provide for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options at not less than 50% nor more than 100% of the fair market value (subject to shareholders' approval, only at 100% of fair market value subsequent to July 31, 1996) of the Company's Common stock on the date of grant. The Company also has a Director Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors at the fair market value of the Common stock on the date of grant. The number of options which are granted annually is fixed by the plan and become fully exercisable on the first anniversary of their respective grant.

                            LITTON INDUSTRIES, INC.

     The following is a summary of stock options' activities for the three fiscal years ended July 31, 1996:

                                                                 NUMBER OF           RANGES OF
                                                                SHARES UNDER        PRICES PER
                                                                   OPTION              SHARE
                                                                ------------     -----------------
Outstanding at July 31, 1993..................................    2,622,129       $14.35 to $57.38
  Grants: Period prior to the Distribution (Note B)...........       49,000       $33.14 to $66.69
         Period subsequent to the Distribution................      421,000       $15.19 to $37.19
  Exercises: Period prior to the Distribution.................     (341,638)      $14.35 to $47.94
            Period subsequent to the Distribution.............      (99,070)      $ 7.41 to $20.18
  Cancellations...............................................       (6,000)
                                                                  ---------
Outstanding at July 31, 1994..................................    2,645,421       $ 7.40 to $37.19
  Grants......................................................      606,500       $17.09 to $34.19
  Exercises...................................................     (274,667)      $ 7.40 to $20.83
  Cancellations...............................................      (29,700)
                                                                  ---------
Outstanding at July 31, 1995..................................    2,947,554       $ 7.40 to $37.19
  Grants......................................................      858,000       $18.94 to $50.75
  Exercises...................................................     (429,800)      $ 7.36 to $34.19
  Cancellations...............................................      (81,800)
                                                                  ---------
Outstanding at July 31, 1996..................................    3,293,954       $ 7.40 to $44.06
                                                                  =========

     Exercisable options at July 31, 1996, 1995 and 1994 were 1,317,070, 1,215,126 and 1,083,111, respectively. At July 31, 1996, there were 946,185 shares available for grants of future awards under these plans.

     In connection with the Distribution of the shares of Western Atlas common stock (see Note B) in fiscal year 1994, each option granted pursuant to the plans was adjusted to account for the Distribution. Each Litton optionee with options outstanding on the Distribution date received an equivalent number of Western Atlas options. The option price was allocated in accordance with a formula.

     SHAREHOLDER RIGHTS PLAN The Company has a Share Purchase Rights Plan which becomes exercisable under certain circumstances involving the acquisition by a person or group of 15% or more of the Company's Common stock. Each right will entitle the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock ("Preferred Share") at a price of $150 per one one-thousandth of a Preferred Share, subject to adjustment. Alternatively, each right will entitle its holder to purchase a number of shares of the Company's Common stock having a market value of two times the exercise price of the right. The Company may exchange the rights for one Common share per right or redeem them at $.01 per right at any time before they become exercisable. The rights expire in August 2004.

NOTE G:  TAXES ON INCOME

     Earnings from continuing operations before taxes on income and extraordinary item by geographic area are as follows:

                                                                 YEAR ENDED JULY 31
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    United States......................................  $261,735     $218,827     $102,453
    Other nations......................................    (8,122)       8,133      (11,805)
                                                         --------     --------     --------
                                                         $253,613     $226,960     $ 90,648
                                                         ========     ========     ========

                            LITTON INDUSTRIES, INC.

     The components of taxes on income consist of the following provisions (benefits):

                                                                 YEAR ENDED JULY 31
                                                          ---------------------------------
                                                            1996        1995         1994
                                                          --------     -------     --------
                                                               (THOUSANDS OF DOLLARS)
    United States
      Current...........................................  $ 63,110     $86,781     $ 67,637
      Deferred..........................................    30,178      (6,486)     (33,203)
                                                          --------     -------     --------
                                                            93,288      80,295       34,434
                                                          --------     -------     --------
    Other nations
      Current...........................................    (1,773)     (4,112)      (2,919)
      Deferred..........................................      (338)      6,457          518
                                                          --------     -------     --------
                                                            (2,111)      2,345       (2,401)
                                                          --------     -------     --------
    State and local, primarily current..................    11,536       9,305        7,309
                                                          --------     -------     --------
                                                          $102,713     $91,945     $ 39,342
                                                          ========     =======     ========

     The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Deferred Tax Assets:
      Inventory and receivables....................................  $175,469     $166,992
      Employee benefits............................................   138,241      139,694
      Accrued liabilities..........................................   101,621       91,374
      Other items..................................................    37,601       48,417
                                                                     --------     --------
                                                                      452,932      446,477
                                                                     --------     --------
    Deferred Tax Liabilities:
      Employee benefits............................................    82,287       70,066
      Depreciation.................................................    61,965       65,428
                                                                     --------     --------
                                                                      144,252      135,494
                                                                     --------     --------
    Net deferred tax assets........................................  $308,680     $310,983
                                                                     ========     ========

     The deferred tax assets and liabilities are classified on the Consolidated Balance Sheets as follows:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Net current deferred tax assets................................  $365,657     $362,819
    Net long-term deferred tax liabilities.........................    56,977       51,836
                                                                     --------     --------
                                                                     $308,680     $310,983
                                                                     ========     ========

                            LITTON INDUSTRIES, INC.

     The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                                  YEAR ENDED JULY 31
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Tax at U.S. statutory rate...........................  $ 88,765     $79,436     $31,727
    State taxes net of federal benefit...................     7,629       6,048       4,751
    Earnings taxed at other than U.S. statutory rate.....     2,325       3,604         946
    Other items..........................................     3,994       2,857       1,918
                                                           --------     -------     -------
                                                           $102,713     $91,945     $39,342
                                                           ========     =======     =======
    Effective tax rate...................................      40.5%       40.5%       43.4%
                                                           ========     =======     =======

     Undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amounts of $139 million and $152 million at July 31, 1996 and 1995, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

     The Company made tax payments (including amounts to settle prior years' taxes) of $169.9 million, $65.3 million and $195.0 million in fiscal years 1996, 1995 and 1994, respectively.

NOTE H:  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     PENSION BENEFITS The majority of the Company's U.S. employees are covered by contributory defined benefit plans under which employees are eligible for benefits at age 65. Generally, benefits are determined under a formula based primarily on the participant's total plan contributions. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible.

     The Company has a defined contribution voluntary savings plan for eligible U.S. employees. This 401(K) plan is designed to enhance the existing retirement programs for participating employees. The Company matches 50% of a certain portion of participants' contributions to the plan.

     The Company's non-U.S. subsidiaries also have retirement plans for long-term employees. These plans are not considered to be significant individually or in the aggregate to the Company's consolidated financial position. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

     Additionally, PRC has various defined contribution pension plans covering substantially all of its employees, some of which provide for discretionary contributions. The other companies acquired during fiscal year 1996 sponsor various defined benefit and retirement plans which the Company has assumed in connection with their acquisition.

                            LITTON INDUSTRIES, INC.

     A summary of the components of net periodic pension income (cost) for the U.S. defined benefit plans, defined contribution plans and non-U.S. pension plans for fiscal years 1996, 1995 and 1994 are as follows:

                                                                 YEAR ENDED JULY 31
                                                         ----------------------------------
                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Defined benefit plans
      Service cost-benefits earned during the period...  $(25,235)    $(26,880)    $(24,543)
      Interest cost on projected benefit obligation....   (66,679)     (64,566)     (60,271)
      Actual return on plan assets.....................   159,459      120,009      114,769
      Net amortization and deferral....................   (38,646)      (2,757)      (1,607)
                                                          -------      -------      -------
      Net periodic pension income......................    28,899       25,806       28,348
    Defined contribution plans.........................   (14,951)      (9,497)     (10,246)
    Non-U.S. pension plans.............................    (4,647)      (4,025)      (3,445)
                                                          -------      -------      -------
    Net pension income.................................  $  9,301     $ 12,284     $ 14,657
                                                          =======      =======      =======

     A reconciliation of the funded status of the U.S. defined benefit plans is as follows:

                                                                     YEAR ENDED JULY 31
                                                                  -------------------------
                                                                     1996           1995
                                                                  ----------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    Fair value of plan assets...................................  $1,532,789     $1,237,771
    Projected benefit obligation................................    (934,747)      (855,423)
    Unrecognized net transition asset...........................     (46,870)       (59,611)
    Unrecognized net gain.......................................    (376,941)      (147,638)
    Unrecognized prior service costs............................      25,382         (9,679)
                                                                    --------       --------
    Prepaid pension cost........................................  $  199,613     $  165,420
                                                                    ========       ========

     The accumulated benefit obligations at July 31, 1996 and 1995 were $851.1 million and $778.5 million, inclusive of vested benefit obligations of $824.0 million and $759.0 million, respectively.

     The primary actuarial assumptions used include:

                                                                       YEAR ENDED JULY 31
                                                                       -------------------
                                                                       1996           1995
                                                                       ----           ----
    Expected long-term rate of return................................      9%         9 1/4%
    Weighted-average discount rate...................................  8 1/4%         8 1/4%
    Rate of increase on future compensation levels...................      5%             5%

     The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Pension assets included in Other Assets and Long-term Investments were $239.7 million and $204.0 million at July 31, 1996 and 1995, respectively. Plan assets are invested primarily in listed common stock and fixed income securities.

     In fiscal years 1996, 1995 and 1994, the Company incurred $5.0 million, $7.0 million and $18.7 million, respectively, in costs for special separation and supplemental early retirement benefits for certain employees in connection with workforce reductions at certain operations.

                            LITTON INDUSTRIES, INC.

     OTHER POSTRETIREMENT BENEFITS In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded.

     The components of net periodic postretirement benefit costs for fiscal years 1996, 1995 and 1994 recognized under the provisions of SFAS No. 106 are as follows:

                                                                  YEAR ENDED JULY 31
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Service cost -- benefits earned during the period.....  $ 1,569     $ 2,221     $ 2,073
    Interest cost on projected benefit obligation.........   11,939      14,712      14,049
    Net amortization and deferral of actuarial amounts....   (1,212)         --          --
                                                            -------     -------     -------
              Net postretirement benefit cost.............  $12,296     $16,933     $16,122
                                                            =======     =======     =======

     The following is a summary of the status of the plans:

                                                                      YEAR ENDED JULY 31
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Accumulated benefit obligation:
      Retirees.....................................................  $117,629     $126,338
      Fully eligible plan participants.............................    23,192       23,616
      Other active plan participants...............................    18,626       14,533
                                                                     --------     --------
    Total accumulated benefit obligation...........................   159,447      164,487
    Unrecognized actuarial amounts.................................    45,582       40,396
                                                                     --------     --------
              Accrued benefit obligation...........................  $205,029     $204,883
                                                                     ========     ========

     Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 8 1/4% at July 31, 1996 and 1995. The assumed health care cost trend rate for fiscal year 1997 is 10.3%, decreasing over 21 years to 6% where it is expected to remain thereafter. The assumed health care cost trend rates for fiscal years 1996 and 1995 were 10.5% and 14.4%, respectively. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point change in the assumed health care cost trend rate would impact the accumulated benefit obligation by approximately $11.3 million.

NOTE I:  DEFENSE CONTRACTS, LITIGATION AND CONTINGENCIES

     Approximately 71%, 73% and 73% of total sales and service revenues of the Company for the years ended July 31, 1996, 1995 and 1994 were from U.S. Government contracts and subcontracts. Approximately 81% of these revenues for 1996 related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

                            LITTON INDUSTRIES, INC.

     Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, the jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial in the District Court has been ordered and will be limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct.

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's consolidated financial statements.

     The Company has issued or is a party to various guarantees and letter of credit agreements totaling $313 million at July 31, 1996, relating principally to the guarantee of future performance on foreign government contracts.

NOTE J:  EXTRAORDINARY ITEM AND UNUSUAL ITEM

     On July 11, 1994, the Company effected an in-substance defeasance of its 12 5/8% Subordinated Debentures by placing direct U.S. Government obligations in an irrevocable trust to provide for the redemption, according to their terms, on July 1, 1995 at 104.2% of their principal amount, plus accrued interest. Due to this in-substance defeasance, results for fiscal year 1994 included an extraordinary loss on early extinguishment of debt of $49.2 million pre-tax, or $30.7 million after tax. The effect on primary earnings per share for the year was a decrease of $.67.

     On July 14, 1994, the Company settled a civil suit brought under the so-called qui tam provisions of the False Claims Act and recorded a charge of $86.0 million to the operating results of the Advanced Electronics segment. On an after-tax basis, the impact of this settlement was a $53.8 million loss, or a decrease of $1.18 to primary earnings per share for the year.

                            LITTON INDUSTRIES, INC.

NOTE K:  BUSINESS SEGMENT REPORTING

     The Company's primary operations are reported in the following three segments: Advanced Electronics, Marine Engineering and Production, and Electronic Components and Materials (formerly known as the Interconnect Products segment). In connection with organizational changes brought about from the acquisitions made during the year, effective July 31, 1996, certain businesses which were previously reported in the Advanced Electronics segment have been grouped with the Electronic Components and Materials' businesses. Management believes that these changes result in more meaningful segment reporting and are more reflective of the operational characteristics of these businesses. Accordingly, the segment information for fiscal years 1995 and 1994 presented herein has been restated to reflect these changes.

     The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control, command, control and communications and electronic warfare systems. In addition, this segment designs, develops, integrates and supports computer-based information systems and reengineers business processes. Results in fiscal year 1996 include the effects of the February 1996 acquisition of PRC, the May 1996 acquisition of Sperry Marine and other acquisitions which are integral to the businesses in the segment (see Note
B).

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services.

     The U.S. Government is a significant customer of both the Advanced Electronics and Marine Engineering and Production segments (see Note I).

     The Electronic Components and Materials segment manufactures and distributes interconnection subsystems, electronic connectors, printed circuit boards, backpanels, soldering materials, rotary components, fiber optic components and systems and microwave components and subsystems to diverse markets worldwide. Operating profit for fiscal year 1994 included a charge recorded to adjust the carrying value of a division which was subsequently sold.

     Export sales were $406.8 million, $324.6 million and $336.2 million in fiscal years 1996, 1995 and 1994, respectively. Intersegment sales and sales between geographic areas are not material. All internal sales and transfers are based on negotiated prices.

     Costs for Corporate and Other Amounts include net interest expense and assets consists primarily of cash, marketable securities and deferred tax assets.

     The Company's service revenues are primarily associated with the Information Systems group within the Advanced Electronics segment. Revenues for this group for the fiscal years ended July 31, 1996, 1995 and 1994 were $611.6 million, $406.0 million and $453.7 million, respectively.

                            LITTON INDUSTRIES, INC.

OPERATIONS BY BUSINESS SEGMENT

                                                             MARINE       ELECTRONIC
                                  YEAR                     ENGINEERING    COMPONENTS     CORPORATE
                                  ENDED      ADVANCED          AND            AND        AND OTHER
                                 JULY 31    ELECTRONICS*   PRODUCTION      MATERIALS      AMOUNTS      TOTAL
                                 -------    -----------    -----------    -----------    ---------     ------
                                                            (MILLIONS OF DOLLARS)
Sales and service revenues.....    1996       $ 1,923        $ 1,295         $ 450        $   (56)     $3,612
                                   1995         1,573          1,396           405            (54)      3,320
                                   1994         1,604          1,484           412            (54)      3,446

Operating profit (loss)........    1996           132            143            51            (72)        254
                                   1995           113            132            37            (55)        227
                                   1994           110**          141            20            (94)        177

Capital expenditures...........    1996            50             19            20              2          91
                                   1995            46             26            15             11          98
                                   1994            41             22            14              4          81
Depreciation and amortization
  expense......................    1996            78             19            15              2         114
                                   1995            60             18            15              2          95
                                   1994            63             19            15              1          98
Identifiable assets at year
  end..........................    1996         2,159            361           338            573       3,431
                                   1995         1,275            392           308            585       2,560
                                   1994         1,048            330           305            571       2,254

OPERATIONS BY GEOGRAPHIC AREA

                                          YEAR                                         CORPORATE
                                          ENDED     UNITED      OTHER                  AND OTHER
                                         JULY 31    STATES*    NATIONS*    SUBTOTAL     AMOUNTS      TOTAL
                                         -------    -------    --------    --------    ---------     ------
                                                               (MILLIONS OF DOLLARS)
Sales and service revenues.............    1996     $ 3,263      $349       $3,612       $  --       $3,612
                                           1995       3,039       281        3,320          --        3,320
                                           1994       3,160       286        3,446          --        3,446

Operating profit (loss)................    1996         321        (1)         320         (66)         254
                                           1995         267        13          280         (53)         227
                                           1994         271**      (4)         267         (90)         177

Identifiable assets at year end........    1996       2,450       408        2,858         573        3,431
                                           1995       1,742       233        1,975         585        2,560
                                           1994       1,470       213        1,683         571        2,254

---------------
 * The increases in fiscal year 1996 include the effects of the acquisitions completed during the fiscal year.

** Excludes the effects of the settlement of a civil suit (see Note J).

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                             SALES     EARNINGS
                                              AND       BEFORE                 PRIMARY       COMMON STOCK
                                            SERVICE      TAXES       NET       EARNINGS      HIGH AND LOW
                                            REVENUES   ON INCOME   EARNINGS   PER SHARE*     MARKET PRICES
                                            --------   ---------   --------   ----------     -------------
Fiscal Year 1996  First Quarter...........   $  836      $  62       $ 37       $  .77       High 44 1/4
                                                                                             Low 36 3/4

                    Second Quarter........      740         55         33          .68       High 49 3/4
                                                                                             Low 39 3/8

                    Third Quarter.........    1,004         65         39          .81       High 51 1/2
                                                                                             Low 41

                    Fourth Quarter........    1,032         72         42          .89       High 48 3/4
                                                                                             Low 40 1/2
                                            --------   ---------   --------   ----------
                    Fiscal Year 1996......   $3,612      $ 254       $151       $ 3.15
                                            =======    =======     ======     ========



Fiscal Year 1995  First Quarter...........   $  789      $  54       $ 32       $  .68       High 40
                                                                                             Low 35 5/8

                    Second Quarter........      694         48         28          .60       High 38 7/8
                                                                                             Low 33 1/8

                    Third Quarter.........      862         60         36          .75       High 38
                                                                                             Low 32 1/2

                    Fourth Quarter........      975         65         39          .81       High 38 7/8
                                                                                             Low 34 1/2
                                            --------   ---------   --------   ----------
                    Fiscal Year 1995......   $3,320      $ 227       $135       $ 2.84
                                            =======    =======     ======     ========

---------------
  Litton Common stock is traded principally on the New York Stock Exchange and the Pacific Stock Exchange under the symbol "LIT".

  As of September 30, 1996, there were approximately 25,600 holders of record of the Common stock.

* Primary earnings per share also reflected fully diluted earnings per share in each of the four quarters of fiscal years 1995 and 1996.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                               INDEX TO EXHIBITS

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
 3.1(a)               Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.
 3.1(b)               Amendment to the Company's Restated Certificate of Incorporation, filed as
                      Exhibit 3.1(a) to the Company's October 31, 1986 Quarterly Report on Form
                      10-Q, and incorporated herein by reference.
 3.2(a)               By-laws of the Company as amended through the date of this filing, and incorporated herein by reference.*
 4.1                  Indenture dated as of June 10, 1985 between the Company and The Bank of New
                      York, Trustee, under which the 12 5/8% Subordinated Debentures Due 2005 were issued, filed as Exhibit 4.1 to the Company's April 30, 1985 Quarterly
                      Report on Form 10-Q, and incorporated herein by reference.
 4.2                  Form of definitive 12 5/8% Subordinated Debenture Due 2005, filed as Exhibit
                      4.4 to the Company's 1985 Annual Report on Form 10-K, and incorporated herein by reference.
 4.3                  Indenture dated as of December 15, 1991 between the Company and The Bank of
                      New York, Trustee, under which the 7.75% and 6.98% debentures due 2026 and
                      2036 were issued and specimens of such debentures, filed as Exhibit 4.1 of the Company's April 30, 1996 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.4                  $400,000,000 Amended and Restated Credit Agreement dated December 22, 1994, along with amendment dated March 17, 1995, among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent, and
                      Wells Fargo Bank, N.A., as Co-Agent, filed as Exhibit 4.3 to the Company's
                      1995 Annual Report on Form 10-K, and incorporated herein by reference.
 4.4(a)               Amendment No. 2 dated November 30, 1995 to the $400,000,000 Amended and
                      Restated Credit Agreement, filed as Exhibit 4 to the Company's Form 8-K/A dated March 4, 1996, and incorporated herein by reference.
 4.4(b)               Amendment No. 3 dated April 25, 1996 to the $400,000,000 Amended and
                      Restated Credit Agreement, filed as Exhibit 4.2 to the Company's April 30,
                      1996 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.5                  Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
 4.6                  Rights Agreement, together with exhibits thereto, dated August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent,
                      filed as Exhibit 99.2 to Form 8-K dated August 17, 1994, and incorporated herein by reference.
10.1(a)               Board of Directors Resolutions, adopted December 7, 1995, with respect to nonemployee directors' annual retainer and attendance fees filed as Exhibit
                      10 to the Company's April 30, 1996 Quarterly Report on Form 10-Q, and
                      incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
10.1(b)               Board of Directors Resolutions with respect to director retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on
                      October 16, 1991, filed as Exhibit 10.2(b) to the Company's 1991 Annual
                      Report on Form 10-K, and incorporated herein by reference.
10.2(a)               Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the Company's
                      1983 Annual Report on Form 10-K, and incorporated herein by reference.
10.2(b)               Board of Directors Resolution, adopted December 2, 1992, amending the Litton
                      Supplemental Retirement Plan, filed as Exhibit 10.1 to the Company's April
                      30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.2(c)               Agreement of Trust between the Company and First Interstate Bank of
                      California, dated December 20, 1988, regarding payments of pension benefits under the Litton Supplemental Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's
                      1989 Annual Report on Form 10-K, and incorporated herein by reference.
10.2(d)               Amendments, through the date of the filing, to the Agreement of Trust dated
                      December 20, 1988, and incorporated herein by reference.
10.2(e)               Instruments dated April 16, 1990, and April 25, 1990, removing First
                      Interstate Bank of California as Trustee under Agreement of Trust dated
                      December 20, 1988, and appointing Wells Fargo Bank, N.A., as Successor
                      Trustee, filed as Exhibit 10.17(c) to the Company's 1990 Annual Report on
                      Form 10-K, and incorporated herein by reference.
10.2(f)               Letter of Credit dated November 17, 1989, issued by Wells Fargo Bank, N.A.
                      pursuant to Agreement of Trust dated December 20, 1988, filed as Exhibit
                      10.17(d) to the Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.
10.3(a)               Specimen of the form of the agreement presently outstanding under the Litton
                      Industries, Inc. Executive Survivor Benefit Plan, applicable to officers and certain key employees, filed as Exhibit 10.4 to the Company's 1984 Annual
                      Report on Form 10-K, and incorporated herein by reference.
10.3(b)               Board of Directors Resolutions amending the Executive Survivor Benefit Plan, adopted June 12, 1986, filed as Exhibit 10.4(a) to the Company's 1986 Annual
                      Report on Form 10-K, and incorporated herein by reference.
10.5(a)               Board of Directors Resolution with respect to incentive loans, adopted
                      September 26, 1991, filed as Exhibit 10.8(a) to the Company's 1991 Annual
                      Report on Form 10-K and incorporated herein by reference.
10.5(b)               Board of Directors Resolution, adopted September 19, 1996, amending the
                      Company's incentive loan program.*
10.5(c)               Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan program, filed as Exhibit
                      10.8(b) to the Company's 1991 Annual Report on Form 10-K, and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
10.7(a)               Supplemental Medical Insurance Plan for Key Executive Employees
                      incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's 1990 Annual Report on Form 10-K, and
                      incorporated herein by reference.
10.7(b)               Resolution adopted by the Compensation and Selection Committee, dated
                      January 26, 1994, approving the participation by Orion L. Hoch and Catherine
                      Nan Hoch in the Supplemental Medical Insurance Plan, filed as Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form 10-Q, and
                      incorporated herein by reference.
10.9(a)               Supplemental Retirement Agreement between the Company and Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's 1983 Annual Report on Form 10-K,
                      and incorporated herein by reference.
10.9(b)               Amendments, through the date of the filing, to the Supplemental Retirement
                      Agreement between the Company and Orion L. Hoch, and incorporated herein by reference.
10.9(c)               Extract of the minutes of a meeting of the Compensation and Selection
                      Committee of the Board of Directors, held on March 31, 1988, with respect to the lifetime participation of Fred W. O'Green and Mildred G. O'Green in the
                      Supplemental Medical Insurance Plan, filed as Exhibit 10.13(e) to the
                      Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.
10.10(a)              Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan, as amended, filed as Exhibit 10.14(a) to the Company's 1992 Annual Report on Form 10-K,
                      and incorporated herein by reference.
10.10(b)              Compensation and Selection Committee Resolutions, adopted March 12, 1992, amending the Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan for
                      the effects of the two-for-one Common stock split which was effective May 8,
                      1992, filed as Exhibit 10.14(b) to the Company's 1992 Annual Report on Form
                      10-K, and incorporated herein by reference.
10.10(c)              Board of Directors Resolutions, adopted August 12, 1993, amending the Litton
                      Industries, Inc. 1984 Long-Term Stock Incentive Plan for employment and option price in connection with the distribution of Western Atlas Inc., filed as Exhibit 10.14(c) to the Company's 1993 Annual Report on Form 10-K,
                      and incorporated herein by reference.
10.10(d)              Compensation and Selection Committee Resolution, adopted September 29, 1993, adjusting the options outstanding under the Litton Industries, Inc. 1984
                      Long-Term Stock Incentive Plan for the distribution of Western Atlas Inc.
                      Common stock, filed as Exhibit 10.14(d) to the Company's 1993 Annual Report
                      on Form 10-K, and incorporated herein by reference.
10.11(a)              Litton Industries, Inc. Performance Award Plan, filed as Exhibit 10.15 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.
10.11(b)              Board of Directors Resolution, adopted December 2, 1992, amending the Litton
                      Industries, Inc. Performance Award Plan, filed as Exhibit 10.2 to the
                      Company's April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.11(c)              Board of Directors Resolution, adopted August 3, 1995, amending the Litton
                      Industries, Inc. Performance Award Plan, filed as Exhibit 10.11(c) to the
                      Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.
10.12                 Litton Industries, Inc. Restoration Plan filed as Exhibit 10.16 to the
                      Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
10.13(a)              Litton Industries, Inc. Director Stock Option Plan, filed as Exhibit
                      10.18(a) to the Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.
10.13(b)              Board of Directors Resolution, adopted March 12, 1992, amending the Litton
                      Industries, Inc. Director Stock Option Plan for the two-for-one Common stock split which was effective May 8, 1992, filed as Exhibit 10.18(b) to the
                      Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.
10.13(c)              Board of Directors Resolution, adopted September 30, 1993, adjusting the options outstanding under the Litton Industries, Inc. Director Stock Option
                      Plan for the distribution of Western Atlas Inc. Common stock, filed as
                      Exhibit 10.18(c) to the Company's 1993 Annual Report on Form 10-K, and
                      incorporated herein by reference.
10.13(d)              Board of Directors Resolution, adopted October 27, 1994, with respect to options issued to directors of the Company who became directors of Western
                      Atlas Inc., filed as Exhibit 10.13(d) to the Company's 1995 Annual Report on
                      Form 10-K, and incorporated herein by reference.
10.14                 Consulting agreement between a subsidiary of the Company and Thomas B.
                      Hayward, a director of the Company, dated December 17, 1993, filed as
                      Exhibit 10.5 to the Company's April 30, 1994 Quarterly Report on Form 10-Q,
                      and incorporated herein by reference.
10.16                 Copy of the Company's "Group Bonus Plan", which provides for incentive compensation rewards for certain Group Executives and other key group personnel.*
10.17                 Copy of the "Incentive Compensation Plan" of Ingalls Shipbuilding, Inc., a
                      subsidiary of the Company, to provide incentive compensation rewards to selected employees.*
10.18                 Litton Industries, Inc. Deferred Compensation Plan for Directors together with Board of Directors Resolution adopted December 2, 1992, filed as
                      Exhibit 10.3 to the Company's April 30, 1993 Quarterly Report on Form 10-Q,
                      and incorporated herein by reference.
10.19                 Form of Change of Control Employment Agreement between the Company and certain executive officers, filed as Exhibit 10.27 to the Company's 1993
                      Annual Report on Form 10-K, and incorporated herein by reference.
10.20                 Distribution and Indemnity Agreement between Litton Industries, Inc. and
                      Western Atlas Inc. dated March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March 17, 1994, and incorporated herein by reference.
10.21                 Tax Sharing Agreement between Litton Industries, Inc. and Western Atlas Inc.
                      dated March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March 17,
                      1994, and incorporated herein by reference.
10.22                 Litton Industries, Inc. Supplemental Executive Retirement Plan, effective
                      August 1, 1995, to provide supplemental retirement benefits to certain key executive employees, filed as Exhibit 10.22 to the Company's 1995 Annual
                      Report on Form 10-K, and incorporated herein by reference.
11                    Statement of Computation of Earnings per Share included herein on pages E-6 and E-7.
21                    Subsidiaries of the Registrant included herein on page E-8.
23                    Independent Auditors' Consent included herein on page E-9.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
27                    Financial Data Schedule included herein.
99                    Undertaking re: Indemnification for liabilities under Securities Act, filed as Exhibit 19 to the Company's 1990 Annual Report on Form 10-K, and
                      incorporated herein by reference.
99.1                  Stock Purchase Agreement dated as of December 13, 1995 By and Among The
                      Black & Decker Corporation, PRC Investments, Inc., PRC Inc. and Litton
                      Industries, Inc. filed as Exhibit 99.2 to the Company's Form 8-K dated
                      February 22, 1996 and incorporated herein by reference.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE (A)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                               1996         1995          1994          1993          1992
                                            ----------   -----------   -----------   -----------   -----------
PRIMARY EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings from continuing operations.....  $  150,900   $   135,015   $    51,306   $    87,341   $    87,299
  Provision for cash dividends on
   preferred stock (Series B).............        (821)         (821)         (821)         (821)         (821)
                                            -----------  -----------   -----------   -----------   -----------
Net earnings from continuing operations...     150,079       134,194        50,485        86,520        86,478
Discontinued operations...................          --            --      (173,079)       94,962        87,138
Extraordinary loss........................          --            --       (30,732)           --            --
Cumulative effect of a change in
 accounting principle:
  Continuing operations...................          --            --            --      (106,727)           --
  Discontinued operations.................          --            --            --       (10,390)           --
                                            -----------  -----------   -----------   -----------   -----------
Net earnings (loss) available for common
 shares and common stock equivalent
 shares deemed to have a dilutive
 effect...................................  $  150,079   $   134,194   $  (153,326)  $    64,365   $   173,616
                                            ===========  ===========   ===========   ===========   ===========
Primary earnings (loss) per share before
 extraordinary item and cumulative effect
 of a change in accounting principle:
  Continuing operations...................  $     3.15   $      2.84   $      1.10   $      2.10   $      2.10
  Discontinued operations.................          --            --         (3.79)         2.31          2.12
Extraordinary loss........................          --            --         (0.67)           --            --
Cumulative effect of a change in
 accounting principle:
  Continuing operations...................          --            --            --         (2.60)           --
  Discontinued operations.................          --            --            --         (0.25)           --
                                            -----------  -----------   -----------   -----------   -----------
          Total primary...................  $     3.15   $      2.84   $     (3.36)  $      1.56   $      4.22
                                            ===========  ===========   ===========   ===========   ===========
SHARES USED IN COMPUTATION
Weighted average common shares outstanding
 (net of treasury shares).................  46,345,444    46,029,979    45,720,585    40,161,652    40,189,888
Common stock equivalents..................   1,228,225     1,157,955            (B)      998,827       985,676
                                            ----------   -----------   -----------   -----------   -----------
Total common shares and common stock
 equivalent shares deemed to have a
 dilutive effect..........................  47,573,669    47,187,934    45,720,585    41,160,479    41,175,564
                                            ==========    ==========    ==========    ==========    ==========

---------------
NOTES:

(A) Amounts related to fiscal year 1992 have been restated to reflect the WAI businesses as discontinued operations in connection with the Distribution discussed in Note B of Notes to Consolidated Financial Statements on pages F-8 and F-9 of this Annual Report on Form 10-K.

(B) The weighted average effect of stock options was anti-dilutive for fiscal year 1994 and, therefore, not considered.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE (A)
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                               1996         1995          1994          1993          1992
                                            ----------   -----------   -----------   -----------   -----------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to
 have a dilutive effect:
  Earnings from continuing operations.....  $  150,900   $   135,015   $    51,306   $    87,341   $    87,299
  Provision for cash dividends on
   preferred stock (Series B).............        (821)         (821)         (821)         (821)         (821)
                                            ----------   -----------   -----------   -----------   -----------
Net earnings from continuing operations...     150,079       134,194        50,485        86,520        86,478
Discontinued operations...................          --            --      (173,079)       94,962        87,138
Extraordinary loss........................          --            --       (30,732)           --            --
Cumulative effect of a change in
 accounting principle:
  Continuing operations...................          --            --            --      (106,727)           --
  Discontinued operations.................          --            --            --       (10,390)           --
                                            ----------   -----------   -----------   -----------   -----------
Net earnings (loss) available for common
 shares and common stock equivalent
 shares deemed to have a dilutive
 effect...................................     150,079       134,194      (153,326)       64,365       173,616
Add: Interest expense on zero coupon
     convertible subordinated notes (net
     of tax)..............................          --            --            --            (B)       13,083
                                            ----------   -----------   -----------   -----------   -----------
         Total............................  $  150,079   $   134,194   $  (153,326)  $    64,365   $   186,699
                                            ============ ============= ============= ============= =============
Fully diluted earnings (loss) per share
 before extraordinary item and cumulative
 effect of a change in accounting
 principle:
  Continuing operations...................  $     3.15   $      2.84   $      1.10   $      2.10   $      2.10
  Discontinued operations.................          --            --         (3.79)         2.31          1.84
Extraordinary loss........................          --            --         (0.67)           --            --
Cumulative effect of a change in
 accounting principle:
  Continuing operations...................          --            --            --         (2.60)           --
  Discontinued operations.................          --            --            --         (0.25)           --
                                            ----------   -----------   -----------   -----------   -----------
         Total fully diluted..............  $     3.15   $      2.84   $     (3.36)  $      1.56   $      3.94
                                            ============ ============= ============= ============= =============
SHARES USED IN COMPUTATION
  Total common shares and common stock
    equivalent shares deemed to have a
    dilutive effect.......................  47,573,669    47,187,934    45,720,585    41,160,479    41,175,564
  Additional potentially dilutive
   securities (equivalent in common
   stock):
    Stock options.........................      23,858        73,964            --            --        24,676
    Zero coupon convertible subordinated
       notes..............................          --            --            --            (B)    6,126,000
                                            ----------   -----------   -----------   -----------   -----------
         Total............................  47,597,527    47,261,898    45,720,585    41,160,479    47,326,240
                                            ============ ============= ============= ============= =============
SUMMARY OF CASH DIVIDENDS DECLARED PER SHARE
Preferred Series B........................  $     2.00   $      2.00   $      2.00   $      2.00   $      2.00

---------------
NOTES:

(A) Amounts related to fiscal year 1992 have been restated to reflect the WAI businesses as discontinued operations in connection with the Distribution discussed in Note B of Notes to Consolidated Financial Statements on pages F-8 and F-9 of this Annual Report on Form 10-K.

(B) The fully diluted earnings per share calculation for fiscal year 1993 did not include the assumed conversion of zero coupon convertible subordinated notes issued September 26, 1990, because the effect on shares used in the calculation and the related increase to income for the interest expense adjustment, net of tax, would be anti-dilutive. Substantially all of these notes were converted into Common stock and the remainder redeemed for cash in fiscal year 1993.

                                                                      EXHIBIT 21

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         SUBSIDIARIES OF THE REGISTRANT

                                                                              JURISDICTION OF     PERCENTAGE OF
                             NAME OF SUBSIDIARY                                INCORPORATION        OWNERSHIP
----------------------------------------------------------------------------  ---------------     -------------
Ingalls Shipbuilding, Inc. .................................................      Delaware             100
Litton Systems, Inc. .......................................................      Delaware             100
PRC Inc. ...................................................................      Delaware             100
Sperry Marine Inc. .........................................................      Delaware             100

     The Registrant has additional operating subsidiaries, which considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

     All above listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in (i) Registration Statement No. 2-93044 on Form S-8, (ii) Registration Statement No. 33-27467 on Form S-8,
(iii) Registration Statement No. 33-27468 on Form S-8, (iv) Registration Statement No. 33-44684 on Form S-3 and (v) Registration Statement No. 33-55944 on Form S-8 of our report dated September 19, 1996, appearing in this Annual Report on Form 10-K of Litton Industries, Inc. and subsidiary companies for the year ended July 31, 1996.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 11, 1996