Form 10-Q
period 1996-10-31
LITTON INDUSTRIES INC
filed 1996-12-13
CIK 59880

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 13, 1996
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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

     On November 30, 1996 there were 46,492,781 shares of Common Stock outstanding.

                                  Page 1 of 10

                        Exhibit Index appears on Page 8.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED OCTOBER 31, 1996

                                                                                         PAGE
                                                                                        NUMBER
                                                                                        ------
PART I.  FINANCIAL INFORMATION
  Item 1.     Financial Statements
              Consolidated Statements of Operations
                Three months ended October 31, 1996 and 1995..........................     3
              Consolidated Balance Sheets
                October 31, 1996 and July 31, 1996....................................     4
              Consolidated Statements of Cash Flows
                Three months ended October 31, 1996 and 1995..........................     5
              Notes to Consolidated Financial Statements..............................     6
  Item 2.     Management's Discussion and Analysis of Financial Condition
                and Results of Operations.............................................     7

PART II. OTHER INFORMATION
  Item 6.     Exhibits and Reports on Form 8-K........................................     8
Signature.............................................................................    10

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                       -----------------------
                                                                          1996          1995
                                                                       ----------     --------
Sales and Service Revenues...........................................  $1,048,877     $836,197
                                                                       ----------     --------
Costs and Expenses
  Cost of sales......................................................     824,787      662,597
  Selling, general and administrative................................     112,276       87,315
  Depreciation and amortization......................................      34,165       24,122
  Interest -- net....................................................      11,305          522
                                                                       ----------     --------
          Total......................................................     982,533      774,556
                                                                       ----------     --------
Earnings before Taxes on Income......................................      66,344       61,641
Taxes on Income......................................................     (26,538)     (24,963)
                                                                       ----------     --------
          Net Earnings...............................................  $   39,806     $ 36,678
                                                                       ==========     ========
Primary Earnings per Share...........................................  $     0.83     $   0.77
                                                                       ==========     ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      OCTOBER 31,      JULY 31,
                                                                         1996            1996
                                                                      -----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $   108,089     $   92,855
  Accounts receivable, net..........................................      671,840        685,216
  Inventories less progress billings................................      591,959        571,056
  Deferred tax assets...............................................      359,407        365,657
  Prepaid expenses..................................................       38,430         31,989
                                                                       ----------     ----------
          Total Current Assets......................................    1,769,725      1,746,773
                                                                       ----------     ----------
Property, Plant and Equipment -- at cost............................    1,588,278      1,603,160
  Less accumulated depreciation.....................................     (926,787)      (922,847)
                                                                       ----------     ----------
Property, Plant and Equipment, Net..................................      661,491        680,313
                                                                       ----------     ----------
Goodwill and Other Intangibles, Net.................................      683,022        691,834
                                                                       ----------     ----------
Other Assets and Long-term Investments..............................      323,658        312,508
                                                                       ----------     ----------
          Total Assets..............................................  $ 3,437,896     $3,431,428
                                                                       ==========     ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $   791,465     $  808,767
  Payrolls and related expenses.....................................      300,305        295,527
  Taxes on income...................................................       81,018         68,872
  Notes payable and current portion of long-term obligations........      185,675        249,727
  Other current liabilities.........................................      290,818        255,105
                                                                       ----------     ----------
          Total Current Liabilities.................................    1,649,281      1,677,998
                                                                       ----------     ----------
Long-term Obligations...............................................      511,967        514,542
                                                                       ----------     ----------
Postretirement Benefit Obligations Other than Pensions..............      204,522        205,029
                                                                       ----------     ----------
Deferred Tax and Other Long-term Liabilities........................      119,561        116,600
                                                                       ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.............................        2,053          2,053
     Common stock...................................................       46,521         46,565
  Additional paid-in capital........................................      298,092        296,899
  Retained earnings.................................................      635,670        601,050
  Cumulative currency translation adjustment........................      (29,771)       (29,308)
                                                                       ----------     ----------
          Total Shareholders' Investment............................      952,565        917,259
                                                                       ----------     ----------
          Total Liabilities and Shareholders' Investment............  $ 3,437,896     $3,431,428
                                                                       ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                          THREE MONTHS ENDED
                                                                              OCTOBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Cash and cash equivalents at beginning of period.......................  $ 77,105     $ 60,229
                                                                         --------     --------
Cash Was Provided by (Used for) Operating Activities
  Net earnings.........................................................    39,806       36,678
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization.....................................    34,165       24,122
     Deferred income tax charge........................................     8,369       10,777
     Changes in working capital accounts
       Accounts receivable.............................................    12,487       49,565
       Inventory.......................................................    (7,518)      29,479
       Prepaid expenses................................................    (6,461)      (3,113)
       Accounts payable................................................   (30,796)     (39,203)
       Payrolls and related expenses...................................     5,703       18,600
       Taxes on income.................................................    12,124        5,768
       Other current liabilities.......................................    35,713      (13,726)
     Other operating activities........................................    (9,782)      (7,036)
                                                                         --------     --------
Cash provided by operating activities..................................    93,810      111,911
                                                                         --------     --------
Investing Activities
  Purchase of capital assets...........................................   (21,909)     (12,785)
  Proceeds from sale of capital assets.................................    14,615        2,125
  Decrease in other current marketable securities......................        --       10,073
  Other investing activities...........................................    (1,108)         967
                                                                         --------     --------
Cash (used for) provided by investing activities.......................    (8,402)         380
                                                                         --------     --------
Financing Activities
  Change in short-term obligations, net................................   (65,024)      (2,235)
  Other financing activities...........................................    (5,150)       1,234
                                                                         --------     --------
Cash used for financing activities.....................................   (70,174)      (1,001)
                                                                         --------     --------
Resulting in increase in cash and cash equivalents.....................    15,234      111,290
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 92,339     $171,519
                                                                         ========     ========
Supplemental disclosure of cash flow information
  Interest paid........................................................  $ 18,754     $  1,074
  Net income taxes paid................................................  $  8,206     $  7,580
Reconciliation to Consolidated Balance Sheet at October 31, 1996:
     Cash and cash equivalents.........................................  $ 92,339
     Marketable securities.............................................    15,750
                                                                         --------
       Total cash and marketable securities............................  $108,089
                                                                         ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED OCTOBER 31, 1996

 1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996. The results of operations for the three months ended October 31, 1996 are not necessarily indicative of operating results for the entire year.

 2. The components of inventory balances are summarized below:

                                                                   OCTOBER 31,     JULY 31,
                                                                      1996           1996
                                                                   -----------     ---------
                                                                    (THOUSANDS OF DOLLARS)
    Raw materials and work in process............................   $  879,343     $ 880,014
    Finished goods...............................................       52,323        59,801
                                                                     ---------     ---------
                                                                       931,666       939,815
    Less progress billings.......................................     (339,707)     (368,759)
                                                                     ---------     ---------
    Net inventories..............................................   $  591,959     $ 571,056
                                                                     =========     =========

 3. Interest (expense) income is shown below:

                                                                      THREE MONTHS ENDED
                                                                          OCTOBER 31,
                                                                     ---------------------
                                                                       1996         1995
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    Interest expense...............................................  $(13,636)    $ (3,844)
    Interest income................................................     2,331        3,322
                                                                     --------     --------
    Net interest expense...........................................  $(11,305)    $   (522)
                                                                     ========     ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales and operating profit for the first quarter of fiscal year 1997 were $1.05 billion and $91.6 million, representing increases of 25% and 24%, respectively, over the prior year's first quarter. Corresponding results for the first quarter of fiscal year 1996 were $836.2 million and $74.1 million, respectively. After an increase in interest expense on debt incurred in connection with the acquisitions, net earnings increased 9% to $39.8 million, compared with $36.7 million for the prior year's first quarter. During the first quarter of fiscal year 1997, the Company reduced the effective tax rate from 40.5% to 40%.

     Effective July 31, 1996, certain businesses previously reported with the Advanced Electronics segment have been grouped with the Electronic Components and Materials segment (formerly known as the Interconnect Products segment). Accordingly, the segment information for the first quarter of fiscal year 1996 as discussed below has been restated to reflect these changes.

     Sales and operating profit for the Advanced Electronics segment increased significantly to $630.9 million and $39.8 million compared with $366.7 million and $27.3 million, respectively, for the prior year's first quarter. These improvements were primarily as a result of the acquisitions completed during fiscal year 1996, including PRC Inc. ("PRC") in February 1996 and Sperry Marine Inc. ("Sperry Marine") in May 1996. PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and re-engineers business processes. Sperry Marine is a leading producer of marine electronic navigation and guidance systems to military and commercial customers. Operating margins for this segment were lower in the current year's quarter due to the inclusion of PRC, a traditionally lower margin business. Backlog for the Advanced Electronics segment at October 31, 1996 was $2.22 billion, not including PRC's unfunded backlog with potential contract values totaling more than $1.1 billion. Comparative backlog at July 31, 1996 was $2.23 billion. The Marine Engineering and Production segment reported sales of $299.2 million and operating profit of $35.4 million for the first quarter of fiscal year 1997, compared with $371.7 million and $37.0 million, respectively, for the prior year's first quarter. The decrease in sales reflected the completion and the winding down of construction activities on programs nearing completion, partially offset by the startup on new contracts. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and cost reduction efforts. Backlog for this segment at October 31, 1996 was $3.11 billion, compared with $3.29 billion at July 31, 1996. Sales and operating profit for the Electronic Components and Materials segment benefited from strong demand for its commercial electronic products during the first quarter of fiscal year 1997 and, as a result, reported improved performance over the same period a year ago.

     The Company completed the first quarter with $108.1 million in cash and marketable securities, compared with $92.9 million at fiscal year-end 1996. During the current quarter, cash flow from operations provided the funds to effect a net reduction of $64 million in short-term borrowings and the repurchase of 125,000 shares of Common Stock, leaving approximately 3.7 million shares authorized to be repurchased under a recently expanded buyback program.

     Interest expense was significantly higher for the first quarter of fiscal year 1997 compared with the first quarter of fiscal year 1996 as a result of the issuance of $600 million in debt in fiscal year 1996 ($400 million in debentures issued in March 1996 and $200 million in short-term borrowings in the fourth quarter under the Company's existing revolving credit agreement). The Company repaid $75 million of the short-term borrowings in the first quarter of fiscal year 1997 and had unused credit commitments of $275 million available for its general use at October 31, 1996.

     In the first quarter of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The adoption of SFAS No. 121 did not impact the results of operations or financial condition of the Company.

                           PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. A new trial on damages has been set by the District Court for April 8, 1997.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, the jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court. It is expected that this trial will follow the patent case trial, but no date has yet been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 4: Amendment No. 4 to the Amended and Restated Credit Agreement dated December 22, 1994 among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent, and Wells Fargo Bank, N.A., as Co-Agent.

        Exhibit 10.1: Litton Industries, Inc. 1984 Long-Term Stock Incentive
                      Plan, as amended and restated, as adopted by the Board of Directors on September 19, 1996 and approved by Shareholders on December 5, 1996.

        Exhibit 10.2: Litton Industries, Inc. Performance Award Plan, as adopted by the Board of Directors on September 19, 1996 and approved by Shareholders on December 5, 1996.

        Exhibit 11: Statement of Computation of Earnings per Share included herein on page 9.

        Exhibit 27:   Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the first quarter ended October 31, 1996.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                             OCTOBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
PRIMARY EARNINGS PER SHARE
Earnings available for common shares and common stock equivalent shares deemed to have a dilutive effect:
  Earnings..........................................................  $   39,806     $   36,678
  Provision for cash dividends on preferred stock (Series B)........        (205)          (205)
                                                                      ----------     ----------
Net earnings available for common shares and common stock equivalent
 shares deemed to have a dilutive effect............................  $   39,601     $   36,473
                                                                      ==========     ==========
Primary earnings per share..........................................  $     0.83     $     0.77
                                                                      ==========     ==========
FULLY DILUTED EARNINGS PER SHARE
Net earnings available for common shares and common stock equivalent
 shares deemed to have a dilutive effect............................  $   39,601     $   36,473
                                                                      ==========     ==========
Fully diluted earnings per share....................................  $     0.83     $     0.77
                                                                      ==========     ==========
Shares used in primary earnings per share computation
  Weighted average common shares outstanding (net of treasury
   shares)..........................................................  46,560,603     46,208,504
  Common stock equivalents..........................................   1,156,559      1,208,303
                                                                      ----------     ----------
  Total common shares and common stock equivalent shares deemed to
   have a dilutive effect...........................................  47,717,162     47,416,807
                                                                      ==========     ==========
Shares used in fully diluted earnings per share computation
  Total common shares and common stock equivalent shares deemed to
   have a dilutive effect...........................................  47,717,162     47,416,807
                                                                      ==========     ==========

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By      /s/ CAROL A. WIESNER
                                             ---------------------------------
                                                      Carol A. Wiesner
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

December 13, 1996