Form 10-Q
period 1997-01-31
LITTON INDUSTRIES INC
filed 1997-03-14
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 14, 1997
================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

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

     On February 28, 1997 there were 46,336,514 shares of Common Stock outstanding.

                                  Page 1 of 12
                       Exhibit Index appears on Page 10.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 1997

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Consolidated Statements of Operations
              Six months ended January 31, 1997 and 1996.............................     3
            Consolidated Statements of Operations
              Three months ended January 31, 1997 and 1996...........................     4
            Consolidated Balance Sheets
              January 31, 1997 and July 31, 1996.....................................     5
            Consolidated Statements of Cash Flows
              Six months ended January 31, 1997 and 1996.............................     6
            Notes to Consolidated Financial Statements...............................     7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................     8

PART II. OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders......................    10

  Item 6.   Exhibits and Reports on Form 8-K.........................................    10

Signature............................................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          SIX MONTHS ENDED
                                                                             JANUARY 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Sales and Service Revenues..........................................  $2,009,347     $1,575,639
                                                                      ----------     ----------
Costs and Expenses
  Cost of sales.....................................................   1,575,210      1,230,620
  Selling, general and administrative...............................     218,330        178,708
  Depreciation and amortization.....................................      67,273         49,620
  Interest -- net...................................................      21,891             39
                                                                      ----------     ----------
          Total.....................................................   1,882,704      1,458,987
                                                                      ----------     ----------
Earnings before Taxes on Income.....................................     126,643        116,652
Taxes on Income.....................................................     (50,658)       (47,244)
                                                                      ----------     ----------
          Net Earnings..............................................  $   75,985     $   69,408
                                                                      ==========     ==========

Primary Earnings per Share..........................................  $     1.59     $     1.45
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                             JANUARY 31,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Sales and Service Revenues..........................................  $  960,470     $  739,442
                                                                        --------       --------
Costs and Expenses
  Cost of sales.....................................................     750,423        568,023
  Selling, general and administrative...............................     106,054         91,393
  Depreciation and amortization.....................................      33,108         25,498
  Interest -- net...................................................      10,586           (483)
                                                                        --------       --------
          Total.....................................................     900,171        684,431
                                                                        --------       --------
Earnings before Taxes on Income.....................................      60,299         55,011
Taxes on Income.....................................................     (24,120)       (22,281)
                                                                        --------       --------
          Net Earnings..............................................  $   36,179     $   32,730
                                                                        ========       ========

Primary Earnings per Share..........................................  $     0.76     $     0.68
                                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      JANUARY 31,      JULY 31,
                                                                         1997            1996
                                                                      -----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $    47,706     $   92,855
  Accounts receivable, net..........................................      658,031        685,216
  Inventories less progress billings................................      630,515        571,056
  Deferred tax assets...............................................      355,278        365,657
  Prepaid expenses..................................................       29,722         31,989
                                                                       ----------     ----------
          Total Current Assets......................................    1,721,252      1,746,773
                                                                       ----------     ----------
Property, Plant and Equipment -- at cost............................    1,580,885      1,603,160
  Less accumulated depreciation.....................................     (931,808)      (922,847)
                                                                       ----------     ----------
Property, Plant and Equipment, Net..................................      649,077        680,313
                                                                       ----------     ----------
Goodwill and Other Intangibles, Net.................................      673,725        691,834
                                                                       ----------     ----------
Other Assets and Long-term Investments..............................      336,394        312,508
                                                                       ----------     ----------
          Total Assets..............................................  $ 3,380,448     $3,431,428
                                                                       ==========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $   764,956     $  808,767
  Payrolls and related expenses.....................................      272,342        295,527
  Taxes on income...................................................       59,910         68,872
  Notes payable and current portion of long-term obligations........      230,553        249,727
  Other current liabilities.........................................      255,655        255,105
                                                                       ----------     ----------
          Total Current Liabilities.................................    1,583,416      1,677,998
                                                                       ----------     ----------
Long-term Obligations...............................................      495,521        514,542
                                                                       ----------     ----------
Postretirement Benefit Obligations Other than Pensions..............      204,586        205,029
                                                                       ----------     ----------
Deferred Tax and Other Long-term Liabilities........................      116,681        116,600
                                                                       ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.............................        2,053          2,053
     Common stock...................................................       46,420         46,565
  Additional paid-in capital........................................      298,325        296,899
  Retained earnings.................................................      665,831        601,050
  Cumulative currency translation adjustment........................      (32,385)       (29,308)
                                                                       ----------     ----------
          Total Shareholders' Investment............................      980,244        917,259
                                                                       ----------     ----------
          Total Liabilities and Shareholders' Investment............  $ 3,380,448     $3,431,428
                                                                       ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                           SIX MONTHS ENDED
                                                                              JANUARY 31,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Cash and cash equivalents at beginning of period.......................  $ 77,105     $ 60,229
                                                                         --------     --------
Cash Was Provided by (Used for) Operating Activities
  Net earnings.........................................................    75,985       69,408
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization.....................................    67,273       49,620
     Deferred income tax charge........................................     9,916       27,480
     Changes in working capital accounts
       Accounts receivable.............................................    23,573       29,257
       Inventory.......................................................   (48,085)      16,421
       Prepaid expenses................................................     2,238       (3,063)
       Accounts payable................................................   (59,462)     (46,645)
       Payrolls and related expenses...................................   (22,032)       2,917
       Taxes on income.................................................    (8,864)     (22,103)
       Other current liabilities.......................................     2,950       (9,124)
     Other operating activities........................................   (20,133)     (16,145)
                                                                         --------     --------
Cash provided by operating activities..................................    23,359       98,023
                                                                         --------     --------
Investing Activities
  Purchase of capital assets...........................................   (44,699)     (31,430)
  Proceeds from sale of capital assets.................................    23,429        2,414
  Purchase of businesses...............................................        --      (43,417)
  Decrease in other current marketable securities......................        --       32,014
  Other investing activities...........................................    (2,814)      (1,021)
                                                                         --------     --------
Cash used for investing activities.....................................   (24,084)     (41,440)
                                                                         --------     --------
Financing Activities
  Change in short-term obligations, net................................   (19,802)       4,224
  Repayment of long-term obligations...................................   (13,739)      (8,168)
  Purchase of Common stock.............................................   (12,820)          --
  Other financing activities...........................................     1,937        2,525
                                                                         --------     --------
Cash used for financing activities.....................................   (44,424)      (1,419)
                                                                         --------     --------
Resulting in (decrease)increase in cash and cash equivalents...........   (45,149)      55,164
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 31,956     $115,393
                                                                         ========     ========

Supplemental disclosure of cash flow information
  Interest paid........................................................  $ 22,005     $  2,468
  Net income taxes paid................................................  $ 60,436     $ 44,107
Reconciliation to Consolidated Balance Sheet at January 31, 1997:
  Cash and cash equivalents............................................  $ 31,956
  Marketable securities................................................    15,750
                                                                         --------
       Total cash and marketable securities............................  $ 47,706
                                                                         ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED JANUARY 31, 1997

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996. The results of operations for the six months ended January 31, 1997 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                   JANUARY 31,     JULY 31,
                                                                      1997           1996
                                                                   -----------     ---------
                                                                    (THOUSANDS OF DOLLARS)
    Raw materials and work in process............................   $  920,900     $ 880,014
    Finished goods...............................................       47,246        59,801
                                                                     ---------     ---------
                                                                       968,146       939,815
    Less progress billings.......................................     (337,631)     (368,759)
                                                                     ---------     ---------
    Net inventories..............................................   $  630,515     $ 571,056
                                                                     =========     =========

3. Interest (expense) income is shown below:

                                                  SIX MONTHS ENDED        THREE MONTHS ENDED
                                                    JANUARY 31,              JANUARY 31,
                                                --------------------     --------------------
                                                  1997        1996         1997        1996
                                                --------     -------     --------     -------
                                                           (THOUSANDS OF DOLLARS)
    Interest expense..........................  $(25,928)    $(6,442)    $(12,292)    $(2,598)
    Interest income...........................     4,037       6,403        1,706       3,081
                                                --------     -------     --------     -------
    Net interest (expense)/income.............  $(21,891)    $   (39)    $(10,586)    $   483
                                                ========     =======     ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $960.5 million and $2.01 billion for the second quarter and six months ended January 31, 1997, representing improvements of 30% and 28% over corresponding amounts for the prior year's periods of $739.4 million and $1.58 billion, respectively. Operating profit improved to $84.6 million and $176.2 million for the second quarter and six months ended January 31, 1997 compared with $68.0 million and $142.1 million for the corresponding periods of the prior year. Net earnings, after reflecting an increase in interest expense resulting from debt incurred in connection with acquisitions completed during the second half of fiscal year 1996, rose 10.5% to $36.2 million for the quarter and 9% to $76.0 million for the six months ended January 31, 1997. Corresponding amounts for the fiscal year 1996 periods were $32.7 million and $69.4 million, respectively.

     Effective July 31, 1996, certain businesses previously reported with the Advanced Electronics segment have been grouped with the Electronic Components and Materials segment, formerly known as the Interconnect Products segment. Accordingly, the segment information for the fiscal year 1996 periods discussed below has been restated to reflect these changes.

     The Advanced Electronics segment reported sales and operating profit of $601.1 million and $38.6 million for the second quarter of fiscal year 1997 compared with $357.9 million and $28.1 million, respectively, for the second quarter of fiscal year 1996. Sales and operating profit for the six months of the current fiscal year were $1.23 billion and $78.4 million, compared with $724.7 million and $55.4 million, respectively, for the six months of fiscal year 1996. These increases were primarily attributable to the acquisitions completed during fiscal year 1996, particularly PRC Inc. ("PRC") in February 1996 and Sperry Marine Inc. ("Sperry Marine") in May 1996. PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and re-engineers business processes. The U.S. Government is PRC's primary customer, for both its military and non-defense related services. Sperry Marine is a leading producer of marine electronic navigation and guidance systems. Operating margins for this segment were lower than those of the prior year's periods primarily as a result of PRC being a lower margin business and certain other businesses' developmental costs on pre-production programs. Subsequent to the end of the second quarter, the Company completed the acquisition of Racal Marine Group, a producer of marine electronic equipment with annual sales of approximately $100 million, and SAI Technology, a supplier of mobile computing equipment and systems with annual sales of approximately $90 million. These purchases reflect Litton's continued focus on acquisitions that offer growth potential in its core businesses, with a particular emphasis on marine electronics and information technology. Backlog for the Advanced Electronics segment at January 31, 1997 was $2.16 billion compared with $2.23 billion at July 31, 1996. These backlog amounts did not include PRC's unfunded backlog with potential contract values totaling approximately $1.4 billion and $1.0 billion for the respective periods. The Marine Engineering and Production segment reported sales and operating profit of $250.5 million and $29.9 million for the second quarter ended January 31, 1997 compared with $286.2 million and $29.0 million for the second quarter of fiscal year 1996. The respective amounts for the six months of fiscal year 1997 were $549.7 million and $65.4 million compared with $657.9 million and $65.9 million for the six months of fiscal year 1996. The decrease in sales reflected a lower level of construction activities as a result of contracts being completed, including two Aegis destroyers completed during fiscal year 1996 and a third Aegis destroyer completed in early fiscal year 1997. This decline was partially offset by other contracts moving into more advanced stages of production. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued cost reduction efforts. Backlog for the Marine Engineering and Production segment increased to $3.60 billion at January 31, 1997 as a result of the U.S. Navy's decision in December 1996 to exercise the option for the construction of two additional Aegis destroyers at a combined contract value of approximately $650 million. Comparative backlog at July 31, 1996 was $3.29 billion. The Electronic Components and Materials segment benefited from continued strong demand in the telecommunications-related markets for its commercial electronic products. Cost reduction efforts and process improvements led to significant increases in operating margins for the businesses in this segment.

     Interest expense was significantly higher in the second quarter and six months of the current fiscal year compared with the same periods of fiscal year 1996. This increase resulted from debt issued in fiscal year 1996 including $300 million principal amount of 7.75% debentures, $100 million principal amount of 6.98% debentures and $200 million in short-term borrowings under the Company's revolving credit agreement.

     Cash and marketable securities amounted to $47.7 million at January 31, 1997, compared with $92.9 million at July 31, 1996. During the first half of fiscal year 1997, there was a net use of cash to reduce debt, including $25 million of net paydown on borrowings under the revolving credit agreement. The Company also used cash of $12.8 million to repurchase shares of Common stock under an expanded buyback program, leaving approximately 3.5 million shares authorized to be repurchased. Management believes that cash flow from operations, along with unused credit commitments of up to $225 million, will be sufficient to meet operating requirements.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1996 Annual Meeting of Shareholders was held on December 5, 1996 in Beverly Hills, California.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 28, 1996. All of the nominees were elected as follows:

                               NOMINEE                         FOR         WITHHELD
            ----------------------------------------------  ----------     --------
            Alton J. Brann................................  40,858,803      247,633
            Michael R. Brown..............................  40,837,296      269,140
            Joseph T. Casey...............................  40,759,242      347,194
            Carol B. Hallett..............................  40,862,146      244,290
            Orion L. Hoch.................................  40,744,170      362,266
            David E. Jeremiah.............................  40,822,833      283,603
            Rudolph E. Lang, Jr...........................  40,757,672      348,764
            Robert H. Lentz...............................  40,743,232      363,204
            John M. Leonis................................  40,832,382      274,054
            William P. Sommers............................  40,825,593      280,843
            C. B. Thornton, Jr............................  40,872,567      233,869

     In addition to electing directors, the shareholders voted to: ratify the appointment of Deloitte & Touche LLP as independent auditors by the following votes: 41,011,864 shares "for", 53,403 shares "against", and 41,169 shares "abstained"; approve the Litton Industries, Inc. Performance Award Plan by the following votes: 40,112,917 shares "for", 742,059 shares "against", 124,800 shares "abstained", and 126,660 shares of "broker non-votes"; and approve the amended and restated Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan by the following votes: 35,770,008 shares "for", 5,071,073 shares "against", 138,695 shares "abstained", and 126,660 shares of "broker non-votes".

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 11: Statement of Computation of Earnings per Share included herein on page 11.

        Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the second quarter ended January 31, 1997.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                SIX MONTHS ENDED             THREE MONTHS ENDED
                                                   JANUARY 31,                   JANUARY 31,
                                            -------------------------     -------------------------
                                               1997          1996            1997          1996
                                            -----------   -----------     -----------   -----------
PRIMARY EARNINGS PER SHARE
  Earnings available for common shares and
   common stock equivalent shares deemed
   to have a dilutive effect:
     Earnings.............................  $    75,985   $    69,408     $    36,179   $    32,730
     Provision for cash dividends on
      preferred stock (Series B)..........         (410)         (410)           (205)         (205)
                                            -----------   -----------     -----------   -----------
  Net earnings available for common shares
   and common stock equivalent shares
   deemed to have a dilutive effect.......  $    75,575   $    68,998     $    35,974   $    32,525
                                            ===========   ===========     ===========   ===========
  Primary earnings per share..............  $      1.59   $      1.45     $      0.76   $      0.68
                                            ===========   ===========     ===========   ===========
FULLY DILUTED EARNINGS PER SHARE
  Net earnings available for common shares
   and common stock equivalent shares
   deemed to have a dilutive effect.......  $    75,575   $    68,998     $    35,974   $    32,525
                                            ===========   ===========     ===========   ===========
  Fully diluted earnings per share........  $      1.59   $      1.45     $      0.76   $      0.68
                                            ===========   ===========     ===========   ===========
Shares used in primary earnings per share
 computation
  Weighted average common shares
     outstanding (net of treasury
     shares)..............................   46,522,907    46,239,696      46,475,643    46,270,081
  Common stock equivalents................    1,122,378     1,250,579       1,088,196     1,292,852
                                            -----------   -----------     -----------   -----------
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect........................   47,645,285    47,490,275      47,563,839    47,562,933
                                            ===========   ===========     ===========   ===========
Shares used in fully diluted earnings per
 share computation
  Total common shares and common stock
   equivalent shares deemed to have a
   dilutive effect........................   47,645,285    47,490,275      47,563,839    47,562,933
  Additional potentially dilutive
   securities (equivalent in common
   stock):
     Stock options........................           --       154,451              --        95,453
                                            -----------   -----------     -----------   -----------
          Total...........................   47,645,285    47,644,726      47,563,839    47,658,386
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

March 14, 1997