Form 10-Q
period 1997-04-30
LITTON INDUSTRIES INC
filed 1997-06-16
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 16, 1997
================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

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

     On May 31, 1997 there were 46,034,894 shares of Common Stock outstanding.

                                  Page 1 of 12
                       Exhibit Index appears on Page 10.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                        FOR QUARTER ENDED APRIL 30, 1997

                                                                                        PAGE
                                                                                       NUMBER
                                                                                       ------
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements
            Consolidated Statements of Operations
              Nine months ended April 30, 1997 and 1996..............................     3
            Consolidated Statements of Operations
              Three months ended April 30, 1997 and 1996.............................     4
            Consolidated Balance Sheets
              April 30, 1997 and July 31, 1996.......................................     5
            Consolidated Statements of Cash Flows
              Nine months ended April 30, 1997 and 1996..............................     6
            Notes to Consolidated Financial Statements...............................     7

  Item 2.   Management's Discussion and Analysis of Financial Condition and Results
              of Operations..........................................................     8

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings........................................................    10

  Item 6.   Exhibits and Reports on Form 8-K.........................................    10

Signature............................................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          NINE MONTHS ENDED
                                                                              APRIL 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Sales and Service Revenues..........................................  $3,104,954     $2,580,069
                                                                      ----------     ----------
Costs and Expenses
  Cost of sales.....................................................   2,439,790      2,019,858
  Selling, general and administrative...............................     333,331        292,476
  Depreciation and amortization.....................................     101,965         80,581
  Interest -- net...................................................      33,238          5,235
                                                                      ----------     ----------
          Total.....................................................   2,908,324      2,398,150
                                                                      ----------     ----------
Earnings before Taxes on Income.....................................     196,630        181,919
Taxes on Income.....................................................     (78,653)       (73,677)
                                                                      ----------     ----------
          Net Earnings..............................................  $  117,977     $  108,242
                                                                      ==========     ==========

Primary Earnings per Share..........................................  $     2.47     $     2.26
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                         THREE MONTHS ENDED
                                                                              APRIL 30,
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
Sales and Service Revenues..........................................  $1,095,607     $1,004,430
                                                                      ----------     ----------
Costs and Expenses
  Cost of sales.....................................................     864,580        789,238
  Selling, general and administrative...............................     115,001        113,768
  Depreciation and amortization.....................................      34,692         30,961
  Interest -- net...................................................      11,347          5,196
                                                                      ----------     ----------
          Total.....................................................   1,025,620        939,163
                                                                      ----------     ----------
Earnings before Taxes on Income.....................................      69,987         65,267
Taxes on Income.....................................................     (27,995)       (26,433)
                                                                      ----------     ----------
          Net Earnings..............................................  $   41,992     $   38,834
                                                                      ==========     ==========

Primary Earnings per Share..........................................  $     0.89     $     0.81
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      APRIL 30,       JULY 31,
                                                                         1997           1996
                                                                      ----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $   96,844     $   92,855
  Accounts receivable, net..........................................     693,155        685,216
  Inventories less progress billings................................     654,972        571,056
  Deferred tax assets...............................................     395,903        365,657
  Prepaid expenses..................................................      33,457         31,989
                                                                      ----------     ----------
          Total Current Assets......................................   1,874,331      1,746,773
                                                                      ----------     ----------
Property, Plant and Equipment -- at cost............................   1,555,164      1,603,160
  Less accumulated depreciation.....................................    (909,914)      (922,847)
                                                                      ----------     ----------
Property, Plant and Equipment, Net..................................     645,250        680,313
                                                                      ----------     ----------
Goodwill and Other Intangibles, Net.................................     733,498        691,834
                                                                      ----------     ----------
Other Assets and Long-term Investments..............................     348,510        312,508
                                                                      ----------     ----------
          Total Assets..............................................  $3,601,589     $3,431,428
                                                                      ==========     ==========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $  806,493     $  808,767
  Payrolls and related expenses.....................................     290,122        295,527
  Taxes on income...................................................      98,068         68,872
  Notes payable and current portion of long-term obligations........     255,536        249,727
  Other current liabilities.........................................     299,679        255,105
                                                                      ----------     ----------
          Total Current Liabilities.................................   1,749,898      1,677,998
                                                                      ----------     ----------
Long-term Obligations...............................................     524,655        514,542
                                                                      ----------     ----------
Postretirement Benefit Obligations Other than Pensions..............     204,652        205,029
                                                                      ----------     ----------
Deferred Tax and Other Long-term Liabilities........................     119,168        116,600
                                                                      ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.............................       2,053          2,053
     Common stock...................................................      46,049         46,565
  Additional paid-in capital........................................     300,182        296,899
  Retained earnings.................................................     692,410        601,050
  Cumulative currency translation adjustment........................     (37,478)       (29,308)
                                                                      ----------     ----------
          Total Shareholders' Investment............................   1,003,216        917,259
                                                                      ----------     ----------
          Total Liabilities and Shareholders' Investment............  $3,601,589     $3,431,428
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                           NINE MONTHS ENDED
                                                                               APRIL 30,
                                                                         ---------------------
                                                                           1997        1996
                                                                         ---------   ---------
Cash and cash equivalents at beginning of period.......................  $  77,105   $  60,229
                                                                          --------    --------
Cash Was Provided by (Used for) Operating Activities
  Net earnings.........................................................    117,977     108,242
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization.....................................    101,965      80,581
     Deferred income tax (benefit) charge..............................    (16,242)     33,458
     Changes in working capital accounts
       Accounts receivable.............................................     28,220      36,540
       Inventory.......................................................    (50,286)    (42,004)
       Prepaid expenses................................................     (1,992)        410
       Accounts payable................................................    (81,026)   (106,850)
       Payrolls and related expenses...................................     (3,440)     42,626
       Taxes on income.................................................     29,424     (17,318)
       Other current liabilities.......................................     44,974      30,569
     Other operating activities........................................    (33,491)    (24,848)
                                                                          --------    --------
Cash provided by operating activities..................................    136,083     141,406
                                                                          --------    --------
Investing Activities
  Purchase of businesses, net of cash acquired.........................    (93,945)   (487,781)
  Purchase of capital assets...........................................    (68,551)    (53,747)
  Proceeds from sale of capital assets.................................     37,463       6,239
  Proceeds from sale of business.......................................         --      28,700
  Decrease in other current marketable securities......................         --      32,801
  Other investing activities...........................................     (7,277)     (7,000)
                                                                          --------    --------
Cash used for investing activities.....................................   (132,310)   (480,788)
                                                                          --------    --------
Financing Activities
  Proceeds from issuance of other long-term obligations................     33,038          --
  Purchase of Common stock.............................................    (31,357)         --
  Net proceeds from issuance of debentures due 2026 and 2036...........         --     395,273
  Repayment of long-term obligations...................................    (14,491)     (8,218)
  Change in short-term obligations, net................................      6,547      10,579
  Other financing activities...........................................      6,479      15,515
                                                                          --------    --------
Cash provided by financing activities..................................        216     413,149
                                                                          --------    --------
Resulting in increase in cash and cash equivalents.....................      3,989      73,767
                                                                          --------    --------
Cash and cash equivalents at end of period.............................  $  81,094   $ 133,996
                                                                          ========    ========

Supplemental disclosure of cash flow information
  Interest paid........................................................  $  41,647   $   4,999
  Net income taxes paid................................................  $  73,693   $  58,274

Reconciliation to Consolidated Balance Sheet at April 30, 1997:
  Cash and cash equivalents............................................  $  81,094
  Marketable securities................................................     15,750
                                                                          --------
       Total cash and marketable securities............................  $  96,844
                                                                          ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED APRIL 30, 1997

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1996. The results of operations for the nine months ended April 30, 1997 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                                  APRIL 30,      JULY 31,
                                                                     1997          1996
                                                                  ----------     ---------
                                                                   (THOUSANDS OF DOLLARS)
    Raw materials and work in process...........................  $  956,532     $ 880,014
    Finished goods..............................................      57,018        59,801
                                                                   ---------     ---------
                                                                   1,013,550       939,815
    Less progress billings......................................    (358,578)     (368,759)
                                                                   ---------     ---------
    Net inventories.............................................  $  654,972     $ 571,056
                                                                   =========     =========

3. Interest (expense) income is shown below:

                                                 NINE MONTHS ENDED        THREE MONTHS ENDED
                                                     APRIL 30,                APRIL 30,
                                               ---------------------     --------------------
                                                 1997         1996         1997        1996
                                               --------     --------     --------     -------
                                                           (THOUSANDS OF DOLLARS)
    Interest expense.........................  $(39,421)    $(14,511)    $(13,493)    $(8,069)
    Interest income..........................     6,183        9,276        2,146       2,873
                                               --------     --------     --------     --------
    Net interest (expense)/income............  $(33,238)    $ (5,235)    $(11,347)    $(5,196)
                                               ========     ========     ========     ========

4. During the third quarter ended April 30, 1997, the Company completed the acquisitions of Racal Marine Group ("Racal Marine") and SAI Technology ("SAIT"). Racal Marine, headquartered in the U.K., provides diverse marine electronic equipment, including radars, electronic chart systems, chart video plotting systems and bridge monitoring systems. SAIT manufactures customized and ruggedized mobile computing equipment and systems for military and commercial applications worldwide. These acquisitions have been accounted for under the purchase method of accounting and reflected herein based upon preliminary allocations of the purchase prices which are also subject to finalization. These acquisitions, along with the finalization of the allocation process with respect to the acquisition of PRC Inc., resulted in an increase to goodwill of approximately $70 million during the three months ended April 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $1.1 billion and $3.1 billion for the third quarter and nine months ended April 30, 1997, representing improvements of 9% and 20% over the corresponding amounts for the prior year's periods of $1.0 billion and $2.58 billion, respectively. Operating profit increased to $95.0 million and $271.2 million for the third quarter and nine months ended April 30, 1997 compared with $83.7 million and $225.8 million for the corresponding periods of the prior year. Net earnings, after a significant increase in interest expense, rose 8% to $42.0 million for the quarter and 9% to $118.0 million for the nine months ended April 30, 1997. Corresponding net earnings for the fiscal year 1996 periods were $38.8 million and $108.2 million, respectively.

     Effective July 31, 1996, certain businesses previously reported with the Advanced Electronics segment have been grouped with the Electronic Components and Materials segment, formerly known as the Interconnect Products segment. Accordingly, the segment information for the fiscal year 1996 periods discussed below has been restated to reflect these changes.

     The Advanced Electronics segment reported sales and operating profit of $699.0 million and $45.7 million for the third quarter of fiscal year 1997 compared with $547.5 million and $36.4 million, respectively, for the third quarter of fiscal year 1996. Sales and operating profit for the nine months of the current fiscal year were $1.93 billion and $124.1 million, compared with $1.27 billion and $91.8 million, respectively, for the nine months of fiscal year 1996. These increases were primarily attributable to the acquisitions completed during fiscal year 1996, including PRC Inc. ("PRC") in February 1996 and Sperry Marine Inc. ("Sperry Marine") in May 1996. As discussed in Note 4, the Company completed two additional acquisitions during the third quarter of the current fiscal year, Racal Marine, a producer of marine electronic equipment and SAIT, a supplier of mobile computing equipment and systems. Racal Marine provides capabilities that will complement Sperry Marine's operations and further solidify the Company's position in the marine electronics industry. Similarly, SAIT enhances the Company's technology and product line in the military and commercial electronic display markets. These purchases reflect Litton's continued focus on acquisitions that offer growth potential in its core businesses. Operating margin for the Advanced Electronics segment for the third quarter of fiscal year 1997 was comparable to that of the third quarter of fiscal year 1996. For the nine months, operating margin was lower than the prior year's period primarily as a result of PRC being a lower margin business and certain developmental costs on pre-production programs. Backlog for this segment at April 30, 1997 was $2.23 billion, unchanged from July 31, 1996. These backlog amounts did not include PRC's unfunded backlog with potential contract values totaling approximately $1.4 billion and $1.1 billion, respectively. The Marine Engineering and Production segment reported sales and operating profit of $286.2 million and $34.8 million for the third quarter ended April 30, 1997 compared with $352.8 million and $35.9 million, respectively, for the third quarter of fiscal year 1996. Sales and operating profit for the nine months of fiscal year 1997 were $835.9 million and $100.1 million compared with $1.01 billion and $101.9 million, respectively, for the nine months of fiscal year 1996. The decrease in sales reflected a lower level of construction activities as a result of contracts being completed, including two Aegis destroyers during each of fiscal years 1996 and 1997. This decline was partially offset by other contracts moving into more advanced stages of production and the startup of production on the seventh LHD class amphibious assault ship. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued cost reduction efforts. Backlog for the Marine Engineering and Production segment amounted to $3.36 billion at April 30, 1997 compared with $3.29 billion at July 31, 1996. Subsequent to the end of the quarter, the U.S. Navy awarded the Company a contract to begin advance procurement of materials to be used in the construction of additional future Aegis destroyers. Actual ship construction contracts have not yet been awarded by the U.S. Navy. The Electronic Components and Materials segment benefited from continued strong demand in the telecommunications-related markets for its commercial electronic products. Cost reduction efforts and process improvements led to significant increases in operating margins for the businesses in this segment.

     Net interest expense for the third quarter and nine months of fiscal year 1997 amounted to $11.3 million and $33.2 million, compared with $5.2 million for both the third quarter and nine months of fiscal year 1996. Interest expense was significantly higher in the current year's periods primarily as a result of long-term debt issued during the third quarter of fiscal year 1996 including $300 million principal amount of 7.75% debentures and $100 million principal amount of 6.98% debentures, and short-term borrowings totalling $200 million under the Company's revolving credit agreement in the fourth quarter. Additionally, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission on June 2, 1997 enabling it to offer from time to time debt and other securities with an aggregate offering price of up to $600 million when combined with an existing Registration Statement.

     Cash and marketable securities amounted to $96.8 million at April 30, 1997, compared with $92.9 million at July 31, 1996. During the first nine months of the current fiscal year, cash flow from operations was the primary source of funds used to meet operating needs and to repurchase 725,000 shares of Common stock for a total cash cost of $31.4 million, leaving approximately 3.1 million shares authorized to be repurchased under the Company's stock repurchase program. Cash flow from operations, along with additional borrowings, provided the funds used to effect the previously mentioned acquisitions of Racal Marine and SAIT in the third quarter of fiscal year 1997. Management believes that cash flow from operations, along with unused credit commitments of up to $200 million, will be sufficient to meet operating requirements.

     The Financial Accounting Standards Board recently issued Statement of Financial Standards No. 128 ("SFAS No. 128") and Statement of Financial Standards No. 129 ("SFAS No. 129"). SFAS No. 128, "Earnings per Share", will require the presentation of "basic" and "diluted" earnings per share ("EPS") and is effective for periods ending after December 15, 1997. Generally, the Company expects basic EPS, which is calculated based on the weighted-average number of shares outstanding, to be slightly higher than primary EPS currently presented. Diluted EPS, which would include the effects of dilutive potential common shares, is expected to approximate primary EPS. SFAS No. 129, "Disclosure of Information about Capital Structure", is effective for periods ending after December 15, 1997 and is not expected to have any significant change to the Company's disclosure on capital structure.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. On March 17, 1997, the U.S. Supreme Court vacated the Court of Appeals ruling and remanded the case to the Court of Appeals for further consideration in view of the Supreme Court's decision in Warner-Jenkins Co. v. Hilton Davis Chemical Co. To date, the Court of Appeals has taken no action.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, a jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court, but no trial date has yet been set.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 11: Statement of Computation of Earnings per Share included herein on page 11.

          Exhibit 27: Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the third quarter ended April 30, 1997.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        PRIMARY EARNINGS PER SHARE AND FULLY DILUTED EARNINGS PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   NINE MONTHS ENDED          THREE MONTHS ENDED
                                                       APRIL 30,                   APRIL 30,
                                                -----------------------     -----------------------
                                                   1997         1996           1997         1996
                                                ----------   ----------     ----------   ----------
PRIMARY EARNINGS PER SHARE
  Earnings available for common shares and
   common stock equivalent shares deemed to
   have a dilutive effect:
     Earnings.................................  $  117,977   $  108,242     $   41,992   $   38,834
     Provision for cash dividends on preferred
      stock (Series B)........................        (616)        (616)          (206)        (206)
                                                ----------   ----------     ----------   ----------
  Net earnings available for common shares and
   common stock equivalent shares deemed to
   have a dilutive effect.....................  $  117,361   $  107,626     $   41,786   $   38,628
                                                ==========   ==========     ==========   ==========
  Primary earnings per share..................  $     2.47   $     2.26     $     0.89   $     0.81
                                                ==========   ==========     ==========   ==========
FULLY DILUTED EARNINGS PER SHARE
  Net earnings available for common shares and
   common stock equivalent shares deemed to
   have a dilutive effect.....................  $  117,361   $  107,626     $   41,786   $   38,628
                                                ==========   ==========     ==========   ==========
  Fully diluted earnings per share............  $     2.47   $     2.26     $     0.89   $     0.81
                                                ==========   ==========     ==========   ==========
Shares used in primary earnings per share
 computation
  Weighted average common shares outstanding
   (net of treasury shares)...................  46,438,005   46,283,308     46,250,502   46,368,673
  Common stock equivalents....................   1,053,501    1,263,737        915,748    1,290,057
                                                ----------   ----------     ----------   ----------
  Total common shares and common stock
   equivalent shares deemed to have a dilutive
   effect.....................................  47,491,506   47,547,045     47,166,250   47,658,730
                                                ==========   ==========     ==========   ==========
Shares used in fully diluted earnings per
 share computation
  Total common shares and common stock
   equivalent shares deemed to have a dilutive
   effect.....................................  47,491,506   47,547,045     47,166,250   47,658,730
  Additional potentially dilutive securities
   (equivalent in common stock):
     Stock options............................       5,818       37,641         16,987           --
                                                ----------   ----------     ----------   ----------
          Total...............................  47,497,324   47,584,686     47,183,237   47,658,730
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

June 16, 1997