Form 10-K
period 1997-07-31
LITTON INDUSTRIES INC
filed 1997-10-10
CIK 59880

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 1997
================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-3998

                            LITTON INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     95-1775499
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

           21240 BURBANK BOULEVARD                              91367-6675
          WOODLAND HILLS, CALIFORNIA                            (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 598-5000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                             NAME OF EACH EXCHANGE ON
           TITLE OF EACH CLASS                                   WHICH REGISTERED
-----------------------------------------               ----------------------------------
Common Stock, par value $1 per share                    New York Stock Exchange
                                                        Pacific Exchange, Inc.
Series B $2 Cumulative Preferred Stock,                 New York Stock Exchange
  par value $5 per share                                Pacific Exchange, Inc.

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 30, 1997 the aggregate market value of the Registrant's voting stock held by non-affiliates was $2.450 billion.

     On September 30, 1997 there were 46,058,958 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on December 4, 1997.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                                          PAGE
                                                                                          ----
PART I

  Item 1:     Business..................................................................     1

  Item 2:     Properties................................................................     3

  Item 3:     Legal Proceedings.........................................................     4

  Item 4:     Submission of Matters to a Vote of Security Holders.......................     5

PART II

  Item 5:     Market for the Registrant's Common Equity and Related Stockholder
              Matters...................................................................     6

  Item 6:     Selected Financial Data...................................................     6

  Item 7:     Management's Discussion and Analysis of Financial Condition and
              Results of Operations.....................................................     6

  Item 8:     Financial Statements and Supplementary Data...............................     6

  Item 9:       Disagreements on Accounting and Financial Disclosure......................   6

PART III

  Item 10:    Directors and Executive Officers of the Registrant........................    12

  Item 11:    Executive Compensation....................................................    13

  Item 12:    Security Ownership of Certain Beneficial Owners and Management............    13

  Item 13:    Certain Relationships and Related Transactions............................    13

PART IV

  Item 14:    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........    14

Signatures..............................................................................    16

                                     PART I

ITEM 1.  BUSINESS

     Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) is a high-technology aerospace, defense and commercial electronics company which provides advanced electronic, defense and information systems to U.S. and world markets and is a primary builder of large multimission surface combatant ships for the U.S. Navy. Litton is a leader in integrated marine electronics and information technology-based systems and products. In addition to being a primary builder of surface combatant ships, the Company provides overhaul, repair, modernization, design and engineering services. Litton is also an international supplier of connectors, multilayer circuit boards, solder materials, laser crystals and other electronic components used primarily in the telecommunications, industrial and computer markets. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 31,500 employees at more than 26 divisions and seven countries.

     The Company's businesses are reported in three business segments: Advanced Electronics, Marine Engineering and Production, and Electronic Components and Materials. Information about the Company's business segments appears on pages F-19 and F-20 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating profit and identifiable assets for each of the three years ended July 31, 1997.

  Advanced Electronics

     The Advanced Electronics segment is a major supplier of electronic and information systems and related services to the U.S. and international military, commercial and non-defense federal markets. The businesses in this segment also provide navigation systems and marine electronics to a variety of commercial customers. The principal businesses comprising the Advanced Electronics segment are information systems, navigation, guidance and control systems, marine electronics and electronic warfare systems. This segment's business base has shifted to a higher mix of non-defense and commercial businesses with the acquisitions of PRC Inc. ("PRC") and Sperry Marine Inc. ("Sperry Marine") during fiscal year 1996. PRC is a diversified information technology company that designs, develops, integrates and processes computer-based information systems and reengineers business systems for the U.S. Government and other customers. A significant portion of PRC's revenues is generated from providing systems integration and computer-based solutions to the non-defense federal, state and local governments. Sperry Marine is a leading producer of marine electronic navigation and guidance systems for commercial and military customers. To enhance its capabilities in marine electronics, the Company acquired Racal Marine Group ("Decca") in fiscal year 1997. Decca, headquartered in the U.K., provides diverse marine electronic equipment, including radars, electronic chart systems, chart video plotting systems and bridge monitoring systems to commercial and military customers. During fiscal year 1997, the Company also acquired SAI Technology which manufactures customized and ruggedized mobile computing equipment and systems for military and commercial applications worldwide. The Company also participates in ongoing development and production programs as well as upgrade and retrofit business worldwide to serve both defense and non-defense markets.

     Sales backlog for the Advanced Electronics segment was $2.130 billion and $2.228 billion at July 31, 1997 and 1996. In addition, PRC had unfunded backlog with potential future contract values totaling approximately $1.5 billion at July 31, 1997 and $1 billion at July 31, 1996. Of the backlog at July 31, 1997, $472 million is expected to be realized as sales in years after fiscal year 1998. Of the backlog at July 31, 1997, $1.509 billion is related to worldwide defense contract backlog.

     Significant revenues of the Advanced Electronics segment in 1997 were derived from sales to the U.S. Government (approximately 64%).

  Marine Engineering and Production

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services primarily for the U.S. Navy. Since 1975, the Company has delivered a total of 74 new destroyers, cruisers and amphibious assault ships to the U.S. Navy. Current construction work includes seven Aegis destroyers and two amphibious assault ships for the U.S. Navy. The Company is also exploring opportunities in commercial vessels, offshore drilling rigs and production platforms and has recently reached agreement, along with options, to build up to 31 water supply vessels for a company engaged in marine supply services.

     Sales backlog for the Marine Engineering and Production segment was $3.231 billion and $3.288 billion at July 31, 1997 and 1996, respectively. Of the backlog at July 31, 1997, approximately $2.115 billion is expected to be realized as sales in years after fiscal 1998.

     Approximately 98% of the revenues for the Marine Engineering and Production segment in 1997 were derived from sales to the U.S. Government.

  Electronic Components and Materials

     The Electronic Components and Materials segment manufactures and distributes interconnection subsystems, electronic connectors, printed circuit boards, backpanels, soldering materials, laser crystals, rotary components, fiber optic components and systems and microwave components and subsystems to primarily commercial markets worldwide.

     Sales backlog for the Electronic Components and Materials segment was $164.6 million and $150.9 million at July 31, 1997 and 1996, respectively. Substantially all of the backlog at July 31, 1997 is expected to be realized in sales in the next fiscal year.

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

  Competition

     Competition exists with respect to all products manufactured and services rendered by the Company, particularly with respect to the defense related businesses. Competition ranges from companies which produce a single product or offer a single service to some of the world's largest corporations. The Company is continuing to enhance its competitive position by developing new applications for its technologies as well as pursuing commercial opportunities and developing strategic alliances. Additionally, recent acquisitions have provided the Company access to non-defense markets, including the systems integration market, that offer growth opportunities.

  U.S. Government Contracts

     Approximately 67% of the Company's total sales and service revenues for fiscal year 1997 were from U.S. Government contracts and subcontracts. Approximately 74% of these revenues related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

  Research and Development

     Worldwide expenditures on research and development activities amounted to $241.8 million, $217.0 million and $227.1 million, of which approximately 29%, 30% and 28% were Company-sponsored in the years ended July 31, 1997, 1996 and 1995, respectively. In fiscal 1997, the Advanced Electronics segment accounted for 96% of the total research and development expenditures.

  Environmental Protection

     During the fiscal year ended July 31, 1997, the amounts incurred in compliance with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 3, 7, and 8 of this Annual Report on Form 10-K.

  Number of Employees

     At July 31, 1997, the Company had approximately 31,500 full-time employees. Employment by business segment was as follows:

        Advanced Electronics................................................  18,200
        Marine Engineering and Production...................................   9,600
        Electronic Components and Materials and Other.......................   3,700
                                                                              ------
                                                                              31,500
                                                                              ======

  Financial Information by Geographic Area

     See Operations by Geographic Area on pages F-19 and F-20 of this Annual Report on Form 10-K.

  Forward-Looking Statements

     Except for the historical information, this Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed herein.

ITEM 2.  PROPERTIES

     The Company's principal plants and offices have an aggregate floor area of approximately 8,235,000 square feet, of which 7,163,000 square feet (87.0%) are located in the United States, and 1,072,000 square feet (13.0%) are located outside of the United States, primarily in Canada and Western Europe. The Company's executive offices, in owned premises, are at 21240 Burbank Boulevard, Woodland Hills, California.

     These properties are used by the various business segments as follows:

                                                                               SQUARE FEET
                                                                               -----------
    Advanced Electronics.....................................................   5,203,000
    Marine Engineering and Production........................................   1,891,000
    Electronic Components and Materials......................................   1,035,000
    Corporate and Other Businesses...........................................     106,000
                                                                                ---------
                                                                                8,235,000
                                                                                =========

     Approximately 6,436,000 square feet (78.2%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

     The Company's principal plants and offices in the United States are situated in 31 locations in 16 states as follows:

       STATE                                                                   SQUARE FEET
       -----                                                                   -----------
    California...............................................................   2,151,000
    Mississippi..............................................................   1,946,000
    Virginia.................................................................   1,103,000
    Pennsylvania.............................................................     236,000
    Utah.....................................................................     216,000
    Iowa.....................................................................     203,000
    Texas....................................................................     173,000
    Other states.............................................................   1,135,000
                                                                                ---------
                                                                                7,163,000
                                                                                =========

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

ITEM 3.  LEGAL PROCEEDINGS

     (a) Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. On March 17, 1997, the U.S. Supreme Court vacated the Court of Appeals ruling and remanded the case to the Court of Appeals for further consideration in view of the Supreme Court's decision in Warner-Jenkins Co. v. Hilton Davis Chemical Co. On September 30, 1997, a hearing took place before the Court of Appeals. As of this date, no decision has been rendered by the Court of Appeals.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, a jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court. The District Court has declined to set a trial date until after the Court of Appeals rules in the patent case.

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

     At this time, the Company believes that its ultimate liability for additional expenditures associated with these matters will not materially adversely affect its consolidated financial position.

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's consolidated financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on page F-21 and dividend information which is set forth on page F-13 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 30, 1997.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                        ----
Management's Responsibility for Financial Reporting...................................   F-1
Independent Auditors' Report..........................................................   F-2
Consolidated Statements of Operations.................................................   F-3
Consolidated Balance Sheets...........................................................   F-4
Consolidated Statements of Shareholders' Investment...................................   F-5
Consolidated Statements of Cash Flows.................................................   F-6
Notes to Consolidated Financial Statements............................................   F-7
Quarterly Financial Information (unaudited)...........................................  F-21

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF FINANCIAL INFORMATION
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                             YEAR ENDED JULY 31
                                        -------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                        ---------    ---------    ---------    ---------    ---------
Operating Results
  Sales and Service Revenues..........  $ 4,175.5    $ 3,611.5    $ 3,319.7    $ 3,446.1    $ 3,474.2
  Segment Operating Profit............      369.6        320.1        280.5        181.4        264.1
  Earnings (Loss) before Extraordinary
   Item and Cumulative Effect of a
   Change in Accounting Principle
     Continuing Operations............  $   162.0    $   150.9    $   135.0    $    51.3    $    87.3
     Discontinued Operations..........         --           --           --       (173.1)        95.0
  Extraordinary Loss..................         --           --           --        (30.7)          --
  Cumulative Effect of a Change in
   Accounting Principle
     Continuing Operations............         --           --           --           --       (106.7)
     Discontinued Operations..........         --           --           --           --        (10.4)
                                         --------     --------     --------     --------     --------
  Net Earnings (Loss).................  $   162.0    $   150.9    $   135.0    $  (152.5)   $    65.2
                                         ========     ========     ========     ========     ========
  Sales to the U.S. Government as a
   Percent of Total Sales.............         67%          71%          73%          73%          73%
Financial Position at Year End
  Total Assets........................  $ 3,519.7    $ 3,431.4    $ 2,559.6    $ 2,254.3    $ 2,749.1
  Shareholders' Investment............    1,039.0        917.3        758.1        610.4        578.4
  Long-term Obligations...............      507.3        514.5        103.6        105.6        106.5
  Subordinated Debentures.............         --           --           --           --        435.8
  Working Capital.....................      121.2         68.8        130.1         36.9        435.3
  Current Ratio.......................       1.07         1.04         1.10         1.03         1.36
Common Share Data
Earnings (Loss) per Share
  Primary
     Earnings (Loss) before
       Extraordinary
      Item and Cumulative Effect of a
      Change in Accounting Principle
       Continuing Operations..........  $    3.40    $    3.15    $    2.84    $    1.10    $    2.10
       Discontinued Operations........         --           --           --        (3.79)        2.31
     Extraordinary Loss...............         --           --           --        (0.67)          --
     Cumulative Effect of a Change in
      Accounting Principle
       Continuing Operations..........         --           --           --           --        (2.60)
       Discontinued Operations........         --           --           --           --        (0.25)
                                         --------     --------     --------     --------     --------
          Total Primary...............  $    3.40    $    3.15    $    2.84    $   (3.36)   $    1.56
                                         ========     ========     ========     ========     ========

See Notes on page 8.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                             YEAR ENDED JULY 31
                                        -------------------------------------------------------------
                                          1997         1996         1995         1994         1993
                                        ---------    ---------    ---------    ---------    ---------
Fully Diluted
  Earnings (Loss) before Extraordinary
   Item and Cumulative Effect of a
   Change in Accounting Principle
     Continuing Operations............  $    3.39    $    3.15    $    2.84    $    1.10    $    2.10
     Discontinued Operations..........         --           --           --        (3.79)        2.31
  Extraordinary Loss..................         --           --           --        (0.67)          --
  Cumulative Effect of a Change in
   Accounting Principle
     Continuing Operations............         --           --           --           --        (2.60)
     Discontinued Operations..........         --           --           --           --        (0.25)
                                         --------     --------     --------     --------     --------
          Total Fully Diluted.........  $    3.39    $    3.15    $    2.84    $   (3.36)   $    1.56
                                         ========     ========     ========     ========     ========
Book Value per Share at Year End......      22.37        19.48        16.19        13.07        12.48
Common Shares Outstanding at Year
 End (in millions)....................       46.0         46.6         46.2         45.9         45.5
Shares Used to Compute Primary
 Earnings (Loss) per Share
 (in millions)........................       47.4         47.6         47.2         45.7         41.2
Shares Used to Compute Fully
 Diluted Earnings (Loss) per
 Share (in millions)..................       47.6         47.6         47.3         45.7         41.2
Other Selected Financial Information
  Capital Expenditures................  $   113.1    $    91.0    $    98.3    $    80.6    $    73.6
  Depreciation and Amortization
     Expense..........................      137.5        113.8         95.4         98.4        107.4
  Research and Development
     Expenditures.....................      241.8        217.0        227.1        220.1        254.6
  Backlog at Year End.................    5,525.5*     5,666.9*     5,137.8      5,466.6      6,700.4
  Number of Employees at Year End.....     31,500       33,500       29,100       29,000       32,300

---------------

* In addition, PRC Inc. had unfunded backlog with potential contract values totaling approximately $1.5 billion and $1 billion for fiscal years 1997 and 1996, respectively.

NOTES:

 (A) Financial information for fiscal years 1994 and 1993 included the results of Western Atlas Inc. ("WAI"), a former subsidiary of Litton. The shares of common stock of WAI were distributed to holders of Litton Common stock in the form of a dividend on March 17, 1994. The accounts of WAI have been segregated and reflected as discontinued operations. Results for fiscal year 1994 also included the settlement of a civil suit and extraordinary loss on early extinguishment of debt.

 (B) During the five year period ended July 31, 1997, the Company declared no cash dividends on its Common stock. In 1994, the Company distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, Western Atlas Inc., in the form of a dividend to holders of Litton Common stock.

ITEM 7.  FINANCIAL REVIEW AND ANALYSIS

     The Company's primary lines of business are in high technology electronics and information systems and surface combatant ships for the U.S. and world markets. In response to reductions in defense spending, the Company has focused on an acquisition strategy to reduce its concentration in defense related markets. The acquisitions of PRC Inc. ("PRC") and Sperry Marine Inc. ("Sperry Marine") in fiscal year 1996 provided access to non-defense information systems and commercial marine electronics markets and were the primary reason for the improved results in fiscal year 1997. The defense industry is an important part of the Company's future, and, accordingly, the Company has made selective acquisitions in recent years which have strengthened its competitive position in the traditional defense electronics markets.

     Segment information can be found on pages F-19 and F-20.

  Fiscal Year 1997 Compared To 1996

     Total sales and operating profit for fiscal year 1997 were $4.18 billion and $369.6 million, respectively, representing increases of 16% and 15% over the prior year's results. Sales and operating profit for fiscal year 1996 were $3.61 billion and $320.1 million, respectively. Net earnings increased 7% to $162.0 million, after an increase in interest expense, for fiscal year 1997 compared with net earnings of $150.9 million for fiscal year 1996. Earnings per share improved 8% to $3.40 for fiscal year 1997 compared with $3.15 for fiscal year 1996.

     Sales and operating profit for the Advanced Electronics segment amounted to $2.62 billion and $171.5 million, respectively, for fiscal year 1997. These results were significantly higher than fiscal year 1996 sales of $1.92 billion and operating profit of $131.8 million. These improvements were primarily attributable to the acquisitions of PRC in February 1996 and Sperry Marine in May 1996. The acquisition of PRC is a reflection of the Company's strategy to expand its information systems services, particularly in the non-defense federal and commercial markets. PRC generates a significant portion of its revenues from providing systems integration and computer-based solutions to the non-defense federal, state and local governmental markets. Sperry Marine, a leading supplier of marine electronic navigation and guidance systems, also contributed significantly to the improved results in the current fiscal year. Continuing with the strategy to also focus on marine electronics, the Company acquired Racal Marine Group ("Decca") in February 1997. Decca provides electronic chart systems, bridge monitoring systems and radar products. The combined technologies and capabilities of Sperry and Decca will enable the Company to provide system-wide solutions to the marine markets for both defense and commercial applications. The Company has also strengthened its position in the electronic display market with the acquisition of SAI Technology ("SAIT") in March 1997. SAIT provides customized and ruggedized mobile computing equipment and systems for commercial and military operations worldwide. Backlog for the Advanced Electronics segment at July 31, 1997 amounted to $2.13 billion compared with $2.23 billion at July 31, 1996. In addition, PRC has unfunded backlog with potential contract values totaling approximately $1.5 billion at July 31, 1997 compared with $1.0 billion at July 31, 1996.

     The Marine Engineering and Production segment reported sales and operating profit of $1.11 billion and $135.0 million, respectively, for fiscal year 1997 compared with $1.29 billion and $142.5 million, respectively, for fiscal year 1996. The decrease reflected a lower level of construction activities as a result of contracts being completed, including two Aegis destroyers during each of fiscal years 1996 and 1997 and a fifth LHD class amphibious assault ship in fiscal year 1997. This decline was partially offset by other contracts moving into more advanced stages of production and the startup of production on a seventh LHD class amphibious assault ship. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued cost reduction efforts. During fiscal year 1997, the U.S. Navy awarded the Company a contract to begin advance procurement of materials to be used in the construction of future Aegis destroyers. Although no contracts have been awarded, the Navy has asked the Company to submit proposals for the construction of eight more Aegis destroyers. Going forward, the Company intends to pursue commercial opportunities including vessels, offshore drilling rigs and production platforms particularly in the petroleum industry. Backlog for the Marine Engineering and Production segment at July 31, 1997 was $3.23 billion compared with $3.29 billion at July 31, 1996.

     The Electronic Components and Materials segment contributed with improved sales and operating profit in fiscal year 1997. Sales and operating profit were $508.3 million and $69.7 million, respectively, for fiscal year 1997, compared with $449.6 million and $51.4 million, respectively, for fiscal year 1996. This segment benefited from the growth in the markets which it serves, particularly from the strong demand in the telecommunication-related markets for its commercial electronic products. Cost reduction efforts and process improvements have also contributed to the improved operating margins.

  Fiscal Year 1996 Compared To 1995

     Effective July 31, 1996, certain businesses previously reported with the Advanced Electronics segment have been grouped with the Electronic Components and Materials segment (formerly known as the Interconnect Products segment). Accordingly, the segment information for fiscal year 1995 as discussed below has been restated to reflect these changes.

     Total sales and operating profit increased by 9% and 14% compared with the prior year's results. Net earnings improved 12%, although interest expense was higher in 1996 as a result of the debt incurred in connection with the PRC and Sperry Marine acquisitions.

     Sales and operating profit for the Advanced Electronics segment increased by 22% and 17% when compared with the prior fiscal year. These improvements reflected the contributions from the acquisitions completed during fiscal years 1996 and 1995. These acquisitions included PRC, Sperry Marine, the Inertial Systems Business Unit of Hughes Electronics Corp.'s Delco Systems Operations and Teldix GmbH, a European defense electronics firm. Operating margin for fiscal year 1996 of 6.9% was slightly lower than the 7.2% for fiscal year 1995 as a result of PRC being a lower margin business in comparison with that historically experienced by the other businesses in this segment. At July 31, 1996, backlog for this segment was $2.23 billion compared with $1.69 billion at July 31, 1995. In addition, PRC had unfunded backlog with potential contract values totaling approximately $1 billion at July 31, 1996.

     Sales for the Marine Engineering and Production segment were lower by 7%, while operating profit improved by 8% compared with the prior year's results. The decrease in sales was attributable to lower construction activity on long-term contracts nearing completion, partially offset by activity on new contracts and others moving into more advanced stages of production. Operating margins improved as a result of cost reduction efforts and increased earnings rates on long-term contracts as they matured in the production process and as uncertainties diminished. During fiscal year 1996, the Company delivered three Aegis destroyers to the U.S. Navy and received funding for the construction of a fifteenth Aegis destroyer with a contract value in excess of $300 million and options for two more destroyers. Also in fiscal year 1996, the Company received funding to construct a seventh LHD class amphibious assault ship with a contract value of nearly $800 million. Backlog for this segment at July 31, 1996 was $3.29 billion, not including the aforementioned options for two more Aegis destroyers, compared with $3.31 billion at July 31, 1995. Backlog at July 31, 1996 included seven Aegis destroyers, six of which were under production, and three LHD class amphibious assault ships, all of which were in production.

     The Electronic Components and Materials segment also contributed with improved results in fiscal year 1996 as a result of strong demand for its electronics-related products by its customers in the telecommunication and computer industries. On-going cost reduction efforts also helped to maintain the solid performances by the businesses in the segment.

  Liquidity and Capital Resources

     During fiscal year 1997, cash flow from operations enabled the Company to reduce debt by more than $100 million, to repurchase 875,000 shares of Common stock and to fund the acquisitions of Decca and SAIT. Inclusive of the fiscal year 1997 repurchases, approximately 2.9 million shares remained to be repurchased under the Company's stock buyback program at July 31, 1997. Net interest expense rose significantly in fiscal year 1997 as a result of the issuance in March 1996 of $400 million aggregate principal amount of debentures in connection with the acquisition of PRC (see Note C) and short-term borrowings made in 1996 under an existing revolving credit agreement in connection with the acquisition of Sperry Marine and for other operating needs.

     At July 31, 1997, the Company had unused credit commitments of $315 million under the aforementioned revolving credit agreement available for its general use. Additionally, the Company has filed Form S-3 Registration Statements with the Securities and Exchange Commission enabling it to offer debt and other securities with an aggregate offering price of up to $600 million.

  Environmental Matters

     As previously reported, the Company or certain of its divisions or subsidiaries has been named as a potentially responsible party in respect to various sites to which certain of its operations may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites now or formerly owned or leased by the Company. At this time, the Company believes that its ultimate liability for additional expenditures associated with such owned or leased sites and other sites to which it may have contributed wastes will not have a material adverse effect on its consolidated financial position.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company will be included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 4, 1997, which is hereby incorporated by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 8, 1997 and their business experience during the prior five years:

                                                        POSITIONS AND OFFICES PRESENTLY
                                        AGE              HELD AND BUSINESS EXPERIENCE
     NAME                               ---     -----------------------------------------------
     ----
Michael R. Brown......................  56      President since December, 1995 and Chief
                                                Operating Officer and a director since
                                                September, 1995; prior thereto: Executive Vice
                                                President since September, 1995, Senior Vice
                                                President since June, 1992, Group Executive of
                                                the Electronic Warfare Systems Group since
                                                1988, Group Executive of the Information
                                                Systems Group since May, 1995, Vice President
                                                since 1989.
Larry A. Frame........................  61      Senior Vice President and Group Executive of
                                                the Navigation, Guidance and Control Systems
                                                Group since March, 1994; prior thereto:
                                                Division President of the Guidance and Control
                                                Systems Division since April, 1988, Vice
                                                President since 1990.
Harry Halamandaris....................  59      Senior Vice President since June, 1996 and
                                                Group Executive of the Electronic Warfare
                                                Systems Group since September, 1995; prior
                                                thereto: Vice President for Strategic Planning
                                                since August, 1995, Vice President and Group
                                                Executive of Kaiser Aerospace & Electronics,
                                                Inc. since August, 1994, Director of Corporate
                                                Technology, Teledyne, Inc. since 1989 and
                                                President of Teledyne Systems Company since
                                                1980.
Rudolph E. Lang, Jr...................  61      Senior Vice President, Chief Financial Officer
                                                and a director since March, 1994; prior
                                                thereto: Senior Vice President and Controller
                                                since December, 1988.
John M. Leonis........................  63      Chairman of the Board since December, 1995 and
                                                Chief Executive Officer and a director since
                                                March, 1994; prior thereto: President since
                                                March, 1994, Senior Vice President since July,
                                                1990, Group Executive of the Navigation,
                                                Guidance and Control Systems Group since 1988,
                                                Vice President since 1988.
Donald A. Lepore......................  61      Senior Vice President since September, 1996 and
                                                Group Executive of the Electronic Components
                                                and Materials Group since 1986; prior thereto:
                                                Vice President since 1986.

                                                        POSITIONS AND OFFICES PRESENTLY
                                        AGE              HELD AND BUSINESS EXPERIENCE
      NAME                              ---     -----------------------------------------------
      ----
Alden V. Munson, Jr...................  55      Senior Vice President and Group Executive of
                                                the Information Systems Group since 1997; prior
                                                thereto: Vice President, TRW Credit and
                                                Commercial Information Systems (1995-1996),
                                                Vice President and Program Manager, TRW Space
                                                and Electronics Group (1994-1995), Vice
                                                President and General Manager, TRW Systems
                                                Development Division (1988-1994).
Timothy G. Paulson....................  50      Vice President and Treasurer since June, 1994;
                                                prior thereto: Vice President of Finance and
                                                Administration of the Company's Amecom Division
                                                since 1991, Division Controller since 1986.
John E. Preston.......................  56      Senior Vice President and General Counsel since
                                                March, 1994; prior thereto: Vice President and
                                                Associate General Counsel since April, 1990.
Gerald J. St. Pe'.....................  57      Senior Vice President since 1986 and President
                                                of Ingalls Shipbuilding, Inc., a subsidiary of
                                                the Company, since 1987.
Carol A. Wiesner......................  58      Vice President and Controller since June, 1994;
                                                prior thereto: Vice President and Treasurer
                                                since June, 1988; Chief Accounting Officer of
                                                the Company.

ITEM 11.  EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 4, 1997, which is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 4, 1997, which is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 4, 1997, which is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                                         PAGE
                                                                                         ----
(a)(1)    Financial Statements
          See Item 8 of Part II hereof
(a)(2)    Financial Statement Schedules
          The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for each of the three years in the period ended July 31, 1997
(a)(3)    Executive Compensation Plans and Arrangements................................    15
(b)       Reports on Form 8-K
          There were no reports on Form 8-K filed during the fourth quarter ended July
          31, 1997
(c)       Index to Exhibits............................................................   E-1

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                                 REPORT WITH
                                                                     EXHIBIT    WHICH EXHIBIT
DESCRIPTION                                                            NO.        WAS FILED
-----------                                                         ---------  ---------------
Directors' annual retainer and attendance fees....................  10.1(a)    1997 Form 10-K
Director retirement age and postretirement payments to
  directors.......................................................  10.2(b)    1991 Form 10-K
Litton Supplemental Retirement Plan...............................  10.3       1983 Form 10-K
     -- Amendment to the Litton Supplemental Retirement Plan......  10.1       April, 1993
                                                                               Form 10-Q
Form of the agreement under the Litton Industries, Inc. Executive
  Survivor Benefit Plan...........................................  10.4(a)    1984 Form 10-K
     -- Amendment to the Executive Survivor Benefit Plan, adopted
          June 13, 1986...........................................  10.4(a)    1986 Form 10-K
Incentive loans...................................................  10.8(a)    1991 Form 10-K
     -- Amendment to Incentive loan program.......................  10.5(b)    1996 Form 10-K
Supplemental Medical Insurance Plan...............................  10.10      1990 Form 10-K
Orion L. Hoch Supplemental Retirement Agreement and Supplemental
  Medical Insurance Plan..........................................  10.13(b)   1983 Form 10-K
     -- First Amendment...........................................  10.13(c)   1984 Form 10-K
     -- Second Amendment..........................................  10.4       April, 1994
                                                                               Form 10-Q
     -- Approval for participation in the Supplemental Medical
        Insurance Plan............................................  10.2       April, 1994
                                                                               Form 10-Q
Lifetime participation of Fred W. O'Green and Mildred G. O'Green
  in the Supplemental Medical Insurance Plan......................  10.13(e)   1988 Form 10-K
Litton Industries Inc. 1984 Long-Term Stock Incentive Plan, as
  amended.........................................................  10.14(a)   1992 Form 10-K
     -- Amendment dated March 12, 1992............................  10.14(b)   1992 Form 10-K
     -- Amendment dated August 2, 1993............................  10.14(c)   1993 Form 10-K
     -- Adjustment for the distribution of Western Atlas Inc......  10.14(d)   1993 Form 10-K
     -- Amendment and restatement dated September 19, 1996........  10.1       October, 1996
                                                                               Form 10-Q
     -- Amendment dated September 18, 1997........................  10.10(f)   1997 Form 10-K
Litton Industries, Inc. Performance Award Plan....................  10.2       October, 1996
                                                                               Form 10-Q
Litton Industries, Inc. Restoration Plan..........................  10.16      1989 Form 10-K
Litton Industries, Inc. Director Stock Option Plan................  10.18(a)   1989 Form 10-K
     -- Amendment dated March 12, 1992............................  10.18(b)   1992 Form 10-K
     -- Adjustment for the distribution of Western Atlas Inc......  10.18(c)   1993 Form 10-K
     -- Board of Directors Resolution adopted October 27, 1994....  10.13(d)   1995 Form 10-K
     -- Board of Directors Resolution adopted September 18, 1997..  10.13(e)   1997 Form 10-K
The Company's "Group Bonus Plan"..................................  10.16      1996 Form 10-K
Litton Industries, Inc. Supplemental Executive Retirement Plan....  10.22      1995 Form 10-K
     -- Amendment No. 1...........................................  10.22(b)   1997 Form 10-K
     -- Amendment No. 2...........................................  10.22(c)   1997 Form 10-K
Incentive compensation plan of Ingalls Shipbuilding, Inc., a
  subsidiary of the Company.......................................  10.17      1996 Form 10-K
Litton Industries, Inc. Deferred Compensation Plan for Directors..  10.26      April, 1993
                                                                               Form 10-Q
Form of Change of Control Employment Agreement....................  10.27      1993 Form 10-K

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

October 10, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ALTON J. BRANN                               /s/ MICHAEL R. BROWN
--------------------------------------------     --------------------------------------------
Alton J. Brann, October 10, 1997                 Michael R. Brown, October 10, 1997
Director                                         Director,
                                                 President and Chief Operating Officer

/s/ J. T. CASEY                                  /s/ CAROL B. HALLETT
--------------------------------------------     --------------------------------------------

Joseph T. Casey, October 10, 1997                Carol B. Hallett, October 10, 1997

Director                                         Director

/s/ O. L. HOCH                                   /s/ DAVID E. JEREMIAH
--------------------------------------------     --------------------------------------------

Orion L. Hoch, October 10, 1997                  David E. Jeremiah, October 10, 1997

Director                                         Director

/s/ RUDOLPH E. LANG, JR.                         /s/ ROBERT H. LENTZ
--------------------------------------------     --------------------------------------------

Rudolph E. Lang, Jr., October 10, 1997           Robert H. Lentz, October 10, 1997

Director,                                        Director
Senior Vice President and
Chief Financial Officer

/s/ JOHN M. LEONIS                               /s/ WILLIAM P. SOMMERS
--------------------------------------------     --------------------------------------------

John M. Leonis, October 10, 1997                 William P. Sommers, October 10, 1997

Director,                                        Director
Chairman of the Board and
Chief Executive Officer

/s/ C. B. THORNTON, JR.                          /s/ CAROL A. WIESNER
--------------------------------------------     --------------------------------------------

C. B. Thornton, Jr., October 10, 1997            Carol A. Wiesner, October 10, 1997

Director                                         Vice President and Controller
                                                 (Chief Accounting Officer)

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

/s/ RUDOLPH E. LANG, JR.
--------------------------------------
Rudolph E. Lang, Jr.
Senior Vice President and
Chief Financial Officer

September 17, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Litton Industries, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies as of July 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
September 17, 1997

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED JULY 31
                                                         ----------------------------------------
                                                            1997           1996           1995
                                                         ----------     ----------     ----------
Sales and Service Revenues
  Product Sales........................................  $3,090,702     $2,999,964     $2,913,750
  Service Revenues.....................................   1,084,822        611,574        405,975
                                                         ----------     ----------     ----------
          Total........................................   4,175,524      3,611,538      3,319,725
                                                         ----------     ----------     ----------
Costs and Expenses
  Cost of product sales................................   2,376,755      2,353,232      2,325,482
  Cost of service revenues.............................     889,682        452,408        320,860
  Selling, general and administrative..................     457,239        424,724        348,014
  Depreciation and amortization........................     137,502        113,833         95,356
  Interest -- net......................................      44,370         13,728          3,053
                                                         ----------     ----------     ----------
          Total........................................   3,905,548      3,357,925      3,092,765
                                                         ----------     ----------     ----------
Earnings before Taxes on Income........................     269,976        253,613        226,960
Taxes on Income........................................    (107,990)      (102,713)       (91,945)
                                                         ----------     ----------     ----------
          Net Earnings.................................  $  161,986     $  150,900     $  135,015
                                                         ==========     ==========     ==========

Primary Earnings per Share.............................       $3.40          $3.15          $2.84
                                                              =====          =====          =====

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                               JULY 31
                                                                      -------------------------
                                                                         1997           1996
                                                                      ----------     ----------
ASSETS
Current Assets
  Cash and marketable securities....................................  $   19,894     $   92,855
  Accounts receivable less allowance for doubtful accounts of
     $37,019 (1997) and $38,335 (1996)..............................     666,867        685,216
  Inventories less progress billings................................     629,206        571,056
  Deferred tax assets...............................................     414,177        365,657
  Prepaid expenses..................................................      30,272         31,989
                                                                      ----------     ----------
          Total Current Assets......................................   1,760,416      1,746,773
                                                                      ----------     ----------
Property, Plant and Equipment, Net..................................     654,545        680,313
                                                                      ----------     ----------
Goodwill and Other Intangibles, Net of Amortization of $114,480
  (1997) and $79,173 (1996).........................................     737,554        691,834
                                                                      ----------     ----------
Other Assets and Long-term Investments..............................     367,171        312,508
                                                                      ----------     ----------
          Total Assets..............................................  $3,519,686     $3,431,428
                                                                      ==========     ==========

                           LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..................................................  $  869,880     $  884,942
  Payrolls and related expenses.....................................     211,686        219,352
  Taxes on income...................................................      94,102         68,872
  Notes payable and current portion of long-term obligations........     147,182        249,727
  Contract liabilities and customer deposits........................     316,406        255,105
                                                                      ----------     ----------
          Total Current Liabilities.................................   1,639,256      1,677,998
                                                                      ----------     ----------
Long-term Obligations...............................................     507,344        514,542
                                                                      ----------     ----------
Postretirement Benefit Obligations Other than Pensions..............     205,331        205,029
                                                                      ----------     ----------
Deferred Tax and Other Long-term Liabilities........................     128,736        116,600
                                                                      ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B (liquidating preference
      $8,213).......................................................       2,053          2,053
     Common stock (shares outstanding: 45,996,175 (1997)
       and 46,565,269 (1996)).......................................      45,996         46,565
  Additional paid-in capital........................................     301,839        296,899
  Retained earnings.................................................     730,019        601,050
  Cumulative currency translation adjustment........................     (40,888)       (29,308)
                                                                      ----------     ----------
          Total Shareholders' Investment............................   1,039,019        917,259
                                                                      ----------     ----------
          Total Liabilities and Shareholders' Investment............  $3,519,686     $3,431,428
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (THOUSANDS OF DOLLARS)

                                                      CAPITAL STOCK
                                               ---------------------------                           CUMULATIVE
                                   TOTAL        PREFERRED                    ADDITIONAL               CURRENCY
                                SHAREHOLDERS'  SERIES B PAR    COMMON PAR     PAID-IN     RETAINED   TRANSLATION
                                 INVESTMENT      VALUE $5       VALUE $1      CAPITAL     EARNINGS   ADJUSTMENT
                                ------------   ------------   ------------   ----------   --------   -----------
BALANCE AT JULY 31, 1994......   $   610,414      $2,053        $ 45,914      $ 273,280   $317,681    $ (28,514)
  Net earnings................       135,015          --              --             --    135,015           --
  Cash dividends on
     Preferred -- Series B
     ($2.00 per share)........          (821)         --              --             --       (821)          --
  Exercise of stock options...         5,246          --             268          4,991        (13)          --
  Currency translation
     adjustment...............         2,161          --              --             --         --        2,161
  Adjustments to Distribution
     of Western Atlas Inc.....         6,128          --              --          6,128         --           --
                                  ----------      ------         -------       --------   --------     --------
BALANCE AT JULY 31, 1995......       758,143       2,053          46,182        284,399    451,862      (26,353)
  Net earnings................       150,900          --              --             --    150,900           --
  Cash dividends on
     Preferred -- Series B
     ($2.00 per share)........          (821)         --              --             --       (821)          --
  Purchase of Common stock....        (1,056)         --             (25)          (157)      (874)          --
  Exercise of stock options...        13,048          --             408         12,657        (17)          --
  Currency translation
     adjustment...............        (2,955)         --              --             --         --       (2,955)
                                  ----------      ------         -------       --------   --------     --------
BALANCE AT JULY 31, 1996......       917,259       2,053          46,565        296,899    601,050      (29,308)
  Net earnings................       161,986          --              --             --    161,986           --
  Cash dividends on
     Preferred -- Series B
     ($2.00 per share)........          (821)         --              --             --       (821)          --
  Purchase of Common stock....       (38,675)         --            (875)        (5,604)   (32,196)          --
  Exercise of stock options...        10,850          --             306         10,544         --           --
  Currency translation
     adjustment...............       (11,580)         --              --             --         --      (11,580)
                                  ----------      ------         -------       --------   --------     --------
BALANCE AT JULY 31, 1997......   $ 1,039,019      $2,053        $ 45,996      $ 301,839   $730,019    $ (40,888)
                                  ==========      ======         =======       ========   ========     ========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                   YEAR ENDED JULY 31
                                                          -------------------------------------
                                                            1997          1996          1995
                                                          ---------     ---------     ---------
Cash and cash equivalents at beginning of period........  $  77,105     $  60,229     $  44,526
                                                          ---------     ---------     ---------
Cash Was Provided by (Used for)
Operating Activities
  Net earnings..........................................    161,986       150,900       135,015
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
     Depreciation and amortization......................    137,502       113,833        95,356
     Changes in assets and liabilities, net of effects
      of acquisitions
       Accounts receivable..............................     41,353         4,263        (3,520)
       Inventory........................................    (48,032)      (21,155)      (46,570)
       Prepaid expenses.................................      4,324        (3,661)       (2,242)
       Accounts payable.................................    (83,754)      (77,773)       71,194
       Payroll and related expenses.....................    (15,703)        4,510         2,220
       Deferred and current taxes on income.............     14,313       (67,054)       16,389
       Contract liabilities and customer deposits.......     63,901        (2,487)       18,224
     Other operating activities.........................    (53,011)      (31,498)      (12,859)
                                                          ---------     ---------     ---------
Cash provided by operating activities...................    222,879        69,878       273,207
                                                          ---------     ---------     ---------
Investing Activities
  Purchase of capital assets............................   (113,054)      (91,019)      (98,281)
  Purchase of businesses, net of cash acquired..........    (87,541)     (647,674)     (127,575)
  Proceeds from sale of capital assets..................     47,837        11,351         8,392
  Decrease in other current marketable securities.......         --        34,717        22,611
  Proceeds from sale of businesses......................         --        28,700        14,609
  Other investing activities............................    (15,770)      (18,834)        2,549
                                                          ---------     ---------     ---------
Cash used for investing activities......................   (168,528)     (682,759)     (177,695)
                                                          ---------     ---------     ---------
Financing Activities
  Change in short-term obligations, net.................   (113,384)      224,462       (73,257)
  Purchase of Common stock..............................    (38,675)         (891)           --
  Proceeds from issuance of long-term obligations.......     33,038       395,176            --
  Repayment of long-term obligations....................    (16,662)       (8,507)      (10,226)
  Other financing activities............................      8,371        19,517         3,674
                                                          ---------     ---------     ---------
Cash (used for) provided by financing activities........   (127,312)      629,757       (79,809)
                                                          ---------     ---------     ---------
Resulting in (Decrease) Increase in Cash and Cash
  Equivalents...........................................    (72,961)       16,876        15,703
                                                          ---------     ---------     ---------
Cash and cash equivalents at end of period..............  $   4,144     $  77,105     $  60,229
                                                          =========     =========     =========
Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.............................  $   4,144     $  77,105     $  60,229
  Marketable securities:
     U.S. Government obligations........................     15,750        15,750        30,683
     Other time deposits and certificates of deposit....         --            --        19,784
                                                          ---------     ---------     ---------
  Total cash and marketable securities..................  $  19,894     $  92,855     $ 110,696
                                                          =========     =========     =========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A:  SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION The accounts of Litton Industries, Inc. and its wholly-owned subsidiaries (the "Company" or "Litton") are included in the accompanying consolidated financial statements. All material intercompany accounts and transactions have been eliminated. Certain reclassifications of prior period information were made to conform to the current year presentation.

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

     EARNINGS PER SHARE Primary earnings per share computations are based on the weighted-average number of common shares outstanding and common share equivalents with dilutive effects. Computations were based on 47,400,279 (1997), 47,573,669 (1996) and 47,187,934 (1995) weighted-average shares and net earnings after provision for cash dividends on preferred stock. Fully diluted earnings per share were comparable to primary earnings per share in each of the three years in the period ended July 31, 1997. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which requires the presentation of "basic" and "diluted" earnings per share ("EPS") and is effective for periods ending after December 15, 1997. Basic EPS is calculated based on the weighted-average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares. See Quarterly Financial Information (Unaudited) herein for pro forma effects on fiscal year 1997 earnings per share results.

     INVENTORIES AND LONG-TERM CONTRACTS Inventory costs under long-term contracts generally reflect actual or average costs and include general and administrative costs of the Marine Engineering and Production segment. For the Company's other business segments, general and administrative costs are expensed as incurred. Other inventories are stated at the lower of cost or market, generally using the average or actual cost method. Progress payments received are first offset against the related balance of unbilled receivables and inventories with any remainder included in "Contract liabilities and customer deposits".

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

     RESEARCH AND DEVELOPMENT Company-sponsored research and development expenditures are charged to expense as incurred. Worldwide expenditures on research and development activities amounted to $241.8 million, $217.0 million and $227.1 million, of which 29%, 30% and 28% were Company-sponsored, in the years ended July 31, 1997, 1996 and 1995, respectively.

     PROPERTY, PLANT AND EQUIPMENT Investment in property, plant and equipment is stated at cost. Allowances for depreciation and amortization, computed generally by the straight-line method for financial reporting purposes, are provided over the estimated useful lives of the related assets.

                            LITTON INDUSTRIES, INC.

     FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Cumulative currency translation adjustment" component of Shareholders' Investment. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended July 31, 1997.

     GOODWILL AND OTHER INTANGIBLES For financial statement purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. Goodwill at July 31, 1997 and 1996 was $722.0 million and $674.1 million, respectively. The current and future profitability of the operations to which the goodwill relates are evaluated at least annually. These factors, along with management's plans with respect to the operations and the projected undiscounted cash flows, are considered in assessing the recoverability of the goodwill.

     ENVIRONMENTAL COSTS Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts or environmental liability and such amounts are reasonably estimable. The Company's exposure may be mitigated by potential insurance reimbursements and recovery under the Company's U.S. Government contracts, to the extent recoverable. These recoveries are not recorded until collection is probable. In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities". SOP 96-1 provides guidance on the recognition, measurement and disclosure of environmental remediation liabilities and is effective for fiscal years beginning after December 15, 1996. The adoption of SOP 96-1 by the Company in fiscal year 1998 is not expected to have a material impact on the Company's results of operations or financial position.

     OTHER NEW ACCOUNTING STANDARDS In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes "all changes in equity during a period except those resulting from investments by owners and distributions to owners". SFAS No. 130 is effective for the Company starting in its fiscal year 1999 and is expected to impact the Company's reporting of currency effects from translating the financial statements of non-U.S. subsidiaries and divisions currently included as a component of Shareholders' Investment.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new requirements on the reporting of information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for the Company starting in its fiscal year 1999.

     In January 1997, the Securities and Exchange Commission issued new disclosure requirements for accounting policies on and market risk inherent in derivative and other financial instruments. Except for certain foreign currency hedging contracts involving immaterial amounts, the Company does not have derivative or other financial instruments which are subject to market risk.

NOTE B:  ACQUISITIONS

     During fiscal year 1997, the Company completed the acquisitions of Decca and SAIT. Decca, headquartered in the U.K., provides diverse marine electronic equipment, including radars, electronic chart systems, chart video plotting systems and bridge monitoring systems. SAIT manufactures customized and ruggedized mobile computing equipment and systems for military and commercial applications worldwide. These acquisitions have been accounted for under the purchase method of accounting and reflected herein based upon preliminary allocations of the purchase prices which are subject to revision based upon final settlement with the sellers and the receipt of certain pending information. Such revisions are not expected to have a material impact on the consolidated financial statements. These acquisitions, together with the

                            LITTON INDUSTRIES, INC.

finalization of the allocation process with respect to previous acquisitions, resulted in an increase to goodwill of approximately $86.8 million during fiscal year 1997.

     Acquisitions made during fiscal year 1996 included PRC and Sperry Marine. PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and reengineers business processes for the U.S. Government, commercial customers and state and local governments. Sperry is a provider of advanced electronic navigation and guidance systems to commercial and military customers for marine uses. Other acquisitions made during each of the three fiscal years ended July 31, 1997 are considered integral to the Company's goals, but did not materially impact the consolidated financial statements.

NOTE C:  CASH AND MARKETABLE SECURITIES, DEBT AND INTEREST

     Cash and marketable securities consist of the following interest-earning investments:

                                                                             JULY 31
                                                                       -------------------
                                                                        1997        1996
                                                                       -------     -------
                                                                          (THOUSANDS OF
                                                                            DOLLARS)
    Time deposits....................................................  $ 4,144     $77,105
    U.S. Government obligations......................................   15,750      15,750
                                                                       -------     -------
                                                                       $19,894     $92,855
                                                                       =======     =======

     Cash and cash equivalents (see Note A) at July 31, 1997 and 1996 consisted of $4.1 million and $77.1 million in time deposits, respectively.

     The Company's marketable securities at July 31, 1997 and 1996 consisted of obligations issued by the U.S. Government with an estimated fair market value of $19.4 million and $19.3 million, respectively, based on quoted market prices compared with the carrying amount of $15.8 million for each period. These investments have been classified as held-to-maturity securities.

     Notes payable and current portion of long-term obligations are composed of:

                                                                             JULY 31
                                                                       -------------------
                                                                         1997       1996
                                                                       --------   --------
                                                                          (THOUSANDS OF
                                                                            DOLLARS)
    Notes payable to banks, with weighted-average interest at 5.3%
      (1997) and 5.7% (1996).......................................    $124,318   $237,827
    Current portion of long-term obligations.......................      22,864     11,900
                                                                       --------   --------
                                                                       $147,182   $249,727
                                                                       ========   ========

     Long-term obligations consist of the following:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                         (THOUSANDS OF
                                                                           DOLLARS)
    7.75% debentures due 2026......................................  $300,000     $300,000
    6.98% debentures due 2036......................................   100,000      100,000
    Pension accruals (other than U.S. plans).......................    59,102       72,426
    Notes payable with weighted-average interest at 5.8%...........    31,189           --
    Industrial Development Revenue Bonds, with interest based
      generally on 70% of the current prime rate, due to 2008......     9,715       21,115
    Other..........................................................     7,338       21,001
                                                                     --------     --------
                                                                     $507,344     $514,542
                                                                     ========     ========

                            LITTON INDUSTRIES, INC.

     Long-term obligations at July 31, 1997 mature as follows:

                                                                        (THOUSANDS OF DOLLARS)
                                                                        ----------------------
    Year ended July 31
      1999..........................................................           $ 34,803
      2000..........................................................              3,723
      2001..........................................................              3,577
      2002..........................................................              3,479
    Years subsequent to July 31, 2002...............................            461,762
                                                                               --------
                                                                               $507,344
                                                                               ========

     In connection with the acquisition of PRC in February 1996, the Company issued $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036. Interest on these debentures is payable semiannually on March 15 and September 15, commencing on September 15, 1996. The debentures are redeemable in whole or in part, at the option of the Company at any time in the case of the 7.75% debentures and at any time after March 15, 2006 in the case of the 6.98% debentures. In either case the redemption price is equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The holders of the 6.98% debentures may elect to have such debentures redeemed on March 15, 2006 at 100% of the principal amount, together with accrued interest to March 15, 2006. The aggregate estimated fair value of these debentures at July 31, 1997 was $411.5 million, based on interest rates available for debt with similar terms.

     At July 31, 1997, the Company had unused credit commitments of $315 million under a revolving credit agreement with various banks available for its general use.

     Net interest expense is composed of the following:

                                                                  YEAR ENDED JULY 31
                                                           --------------------------------
                                                            1997         1996        1995
                                                           -------     --------     -------
                                                                (THOUSANDS OF DOLLARS)
    Interest expense...................................    $52,673     $ 26,312     $12,918
    Interest income....................................     (8,303)     (12,584)     (9,865)
                                                           -------     --------     -------
    Net interest expense...............................    $44,370     $ 13,728     $ 3,053
                                                           =======     ========     =======

     Total cash interest payments made during fiscal year 1997 amounted to $45.2 million compared with $7.7 million for fiscal year 1996 and $5.3 million for fiscal year 1995. Capitalized interest costs in each of the three years in the period ended July 31, 1997 were not material.

     In addition to the previously discussed marketable securities, the Company's other financial instruments include accounts receivable, accounts payable, payrolls and related expenses, notes payable and current portion of long-term obligations and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities approximate their market values due to their short maturity. Differences between the recorded amounts and market value of the remainder of the financial instruments were not material. As discussed in Note I, the Company also has off-balance sheet guarantees and letter of credit agreements with notional values totaling $361 million at July 31, 1997, relating principally to the guarantee of future performance on foreign government contracts.

                            LITTON INDUSTRIES, INC.

NOTE D: ACCOUNTS RECEIVABLE AND INVENTORIES

     Following are the details of accounts receivable:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                     (THOUSANDS OF DOLLARS)
    Receivables related to long-term contracts
      Amounts billed
         U.S. Government...........................................  $195,344     $223,389
         Other.....................................................    61,510       78,168
                                                                     --------     --------
                                                                      256,854      301,557
                                                                     --------     --------
      Unbilled recoverable costs and accrued profit on progress
         completed and retentions
         U.S. Government...........................................   164,415      129,349
         Other.....................................................    11,715       44,058
                                                                     --------     --------
                                                                      176,130      173,407
                                                                     --------     --------
    Other receivables, principally from commercial customers.......   233,883      210,252
                                                                     --------     --------
                                                                     $666,867     $685,216
                                                                     ========     ========

     Of the $176.1 million in retentions and amounts not billed at July 31, 1997, $163.5 million is expected to be collected in fiscal year 1998 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

     Summarized below are the components of inventory balances:

                                                                          JULY 31
                                                                  ------------------------
                                                                     1997          1996
                                                                  ----------     ---------
                                                                   (THOUSANDS OF DOLLARS)
    Raw materials and work in process...........................  $  318,920     $ 306,615
    Finished goods..............................................      51,196        59,801
    Inventoried costs related to long-term contracts............     668,797       573,399
                                                                  ----------     ---------
    Gross inventories...........................................   1,038,913       939,815
    Less progress billings, principally related to long-term
      contracts.................................................    (409,707)     (368,759)
                                                                  ----------     ---------
    Net inventories.............................................  $  629,206     $ 571,056
                                                                  ==========     =========

     The amounts included in "Inventoried costs related to long-term contracts" representing general and administrative costs and production cost of delivered units in excess of anticipated average cost of all units expected to be produced are not significant.

                            LITTON INDUSTRIES, INC.

NOTE E: PROPERTY, PLANT AND EQUIPMENT

     Investment in property, plant and equipment consists of the following:

                                                                           JULY 31
                                                                  -------------------------
                                                                     1997           1996
                                                                  ----------     ----------
                                                                   (THOUSANDS OF DOLLARS)
    Property, plant and equipment, at cost
      Land....................................................    $   52,557     $   54,740
      Buildings...............................................       565,806        644,560
      Machinery and equipment.................................       941,273        903,860
                                                                  ----------     ----------
                                                                   1,559,636      1,603,160
      Less accumulated depreciation...........................      (905,091)      (922,847)
                                                                  ----------     ----------
    Net investment in property, plant and equipment...........    $  654,545     $  680,313
                                                                  ==========     ==========

     The net book value of assets utilized under capital leases was not material at July 31, 1997 and 1996.

     The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

    Buildings..........................................................     10-45 years
    Land improvements and building improvements........................      2-20 years
    Machinery and equipment............................................      2-20 years

     As of July 31, 1997, minimum rental commitments under noncancellable operating leases were:

                                                                        (THOUSANDS OF DOLLARS)
                                                                        ----------------------
    Year ended July 31
      1998............................................................         $ 45,274
      1999............................................................           37,725
      2000............................................................           27,540
      2001............................................................           19,856
      2002............................................................           11,609
    Years subsequent to July 31, 2002.................................           33,410
                                                                               --------
    Total.............................................................         $175,414
                                                                               ========

Minimum rental commitments under capital leases were not material at July 31, 1997.

     Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $48.9 million, $38.5 million and $28.4 million for the years ended July 31, 1997, 1996 and 1995, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

                            LITTON INDUSTRIES, INC.

NOTE F: SHAREHOLDERS' INVESTMENT

     SHARE INFORMATION At July 31, 1997, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of Preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

     No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 1997.

     The Series B Preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation, is entitled to receive $25.00 plus accrued dividends. There were 410,643 shares of Series B Preferred stock outstanding for each of the three fiscal years ended July 31, 1997.

     STOCK OPTION INFORMATION The Company has a stock option plan which provides for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options at fair market value of the Company's Common stock on the date of grant. Prior to August 1, 1996, options were and could have been granted at an option price of not less than 50% nor more than 100% of the fair market value of the Company's Common stock. Options subject to grant under the plan consist of 5,000,000 shares originally authorized plus 1.5% of the total issued and outstanding shares of Common stock as of the end of the preceding fiscal year, subject to certain limitations. Options so granted remain exercisable for a period of 10 years from date of grant. The Company also has a Director Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors at the fair market value of the Company's Common stock on the date of grant. The number of options which are granted annually under the Director Stock Option plan is fixed by the plan and become fully exercisable on the first anniversary of their respective grant date.

     The following is a summary of stock option activity for the three fiscal years ended July 31, 1997:

                                                                                    WEIGHTED-
                                                                    NUMBER OF        AVERAGE
                                                                   SHARES UNDER     EXERCISE
                                                                      OPTION         PRICES
                                                                   ------------     ---------
    Outstanding at July 31, 1994...............................      2,645,421       $ 16.71
      Granted..................................................        606,500       $ 30.58
      Exercised................................................       (274,667)      $ 14.51
      Canceled.................................................        (29,700)      $ 15.78
                                                                     ---------
    Outstanding at July 31, 1995...............................      2,947,554       $ 19.78
      Granted..................................................        858,000       $ 43.27
      Exercised................................................       (429,800)      $ 13.24
      Canceled.................................................        (81,800)      $ 26.12
                                                                     ---------
    Outstanding at July 31, 1996...............................      3,293,954       $ 26.59
      Granted..................................................        727,600       $ 47.58
      Exercised................................................       (320,749)      $ 18.37
      Canceled.................................................        (65,120)      $ 29.15
                                                                     ---------
    Outstanding at July 31, 1997...............................      3,635,685       $ 31.47
                                                                     =========

     Exercisable options at July 31, 1997, 1996 and 1995 were 1,641,094, 1,317,070 and 1,215,126 at weighted-average exercise prices of $21.82, $18.40 and $14.86, respectively.

                            LITTON INDUSTRIES, INC.

     The following table summarizes information with respect to options outstanding at July 31, 1997:

                                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                     -----------------------------------------      ------------------------
                                     WEIGHTED-
                                      AVERAGE        WEIGHTED-                     WEIGHTED-
      RANGE OF                       REMAINING        AVERAGE                       AVERAGE
      EXERCISE       NUMBER OF      CONTRACTUAL      EXERCISE       NUMBER OF      EXERCISE
       PRICE          OPTIONS          LIFE            PRICE         OPTIONS         PRICE
    ------------     ---------      -----------      ---------      ---------      ---------
    $ 7.40 - 17.89    913,745        4.3 years        $ 12.87        675,250        $ 11.82
    $18.12 - 34.19  1,186,500        6.2 years        $ 27.88        797,005        $ 25.74
    $37.19 - 47.88    857,840        8.9 years        $ 43.21        168,839        $ 43.36
    $47.97            677,600        9.9 years        $ 47.97             --             --
                    ---------                                       ---------
                    3,635,685                                       1,641,094
                    =========                                       =========

     The Company recognizes compensation expense in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), compensation expense would have been measured using a fair value based method. On a pro forma basis, net earnings and primary earnings per share for fiscal year 1997 would have been $158.4 million and $3.32, respectively. For fiscal year 1996, pro forma net earnings and primary earnings per share would have been $150.2 million and $3.14, respectively. The pro forma results are based on estimated weighted-average fair values of options granted during fiscal years 1997 and 1996 of $17.41 and $17.01, respectively. The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in fiscal year 1997 and 1996, respectively: risk-free interest rates of 6.40% and 6.68%; expected volatility of 20% for both years; and expected lives of 6.2 years and 6.5 years.

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

NOTE G: TAXES ON INCOME

     Earnings before taxes on income and by geographic area are as follows:

                                                                 YEAR ENDED JULY 31
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    United States......................................  $276,705     $261,735     $218,827
    Other nations......................................    (6,729)      (8,122)       8,133
                                                         --------     --------     --------
                                                         $269,976     $253,613     $226,960
                                                         ========     ========     ========

                            LITTON INDUSTRIES, INC.

     The components of taxes on income consist of the following provisions (benefits):

                                                                 YEAR ENDED JULY 31
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    United States
      Current..........................................  $ 86,804     $ 63,110     $ 86,781
      Deferred.........................................    13,302       30,178       (6,486)
                                                         --------     --------     --------
                                                          100,106       93,288       80,295
                                                         --------     --------     --------
    Other nations
      Current..........................................     3,605       (1,773)      (4,112)
      Deferred.........................................    (5,555)        (338)       6,457
                                                         --------     --------     --------
                                                           (1,950)      (2,111)       2,345
                                                         --------     --------     --------
    State and local, primarily current.................     9,834       11,536        9,305
                                                         --------     --------     --------
    Taxes on income....................................  $107,990     $102,713     $ 91,945
                                                         ========     ========     ========

     The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                     (THOUSANDS OF DOLLARS)
    Deferred Tax Assets:
      Inventory and receivables....................................  $224,257     $175,469
      Employee benefits............................................   151,716      138,241
      Accrued liabilities..........................................    89,974      101,621
      Other items..................................................    32,439       37,601
                                                                     --------     --------
                                                                      498,386      452,932
                                                                     --------     --------
    Deferred Tax Liabilities:
      Employee benefits............................................    97,715       82,287
      Depreciation.................................................    60,970       61,965
                                                                     --------     --------
                                                                      158,685      144,252
                                                                     --------     --------
    Net deferred tax assets........................................  $339,701     $308,680
                                                                     ========     ========

     The deferred tax assets and liabilities are classified on the Consolidated Balance Sheets as follows:

                                                                            JULY 31
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                    (THOUSANDS OF DOLLARS)
    Net current deferred tax assets................................  $414,177     $365,657
    Net long-term deferred tax liabilities.........................    74,476       56,977
                                                                     --------     --------
                                                                     $339,701     $308,680
                                                                     ========     ========

                            LITTON INDUSTRIES, INC.

     The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                                       JULY 31
                                                          ---------------------------------
                                                            1997         1996        1995
                                                          --------     --------     -------
                                                               (THOUSANDS OF DOLLARS)
    Tax at U.S. statutory rate..........................  $ 94,492     $ 88,765     $79,436
    State taxes net of federal benefit..................     6,392        7,629       6,048
    Nondeductible goodwill amortization (tax
      effected).........................................     6,284        3,994       2,857
    Earnings taxed at other than U.S. Statutory rate....       822        2,325       3,604
                                                          --------     --------     -------
    Taxes on Income.....................................  $107,990     $102,713     $91,945
                                                          ========     ========     =======

    Effective tax rate..................................      40.0%        40.5%       40.5%
                                                          ========     ========     =======

     Undistributed earnings of non-U.S. subsidiaries for which U.S. taxes have not been provided are included in consolidated retained earnings in the amounts of $132 million and $143 million at July 31, 1997 and 1996, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced by available credits for taxes paid to the jurisdictions in which the income was earned.

     The Company made cash tax payments, including amounts for prior years' taxes, of $105.6 million, $169.9 million and $65.3 million in fiscal years 1997, 1996 and 1995, respectively.

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

                            LITTON INDUSTRIES, INC.

     A summary of the components of net periodic pension income (cost) for the U.S. defined benefit plans and costs for defined contribution plans and non-U.S. pension plans for fiscal years 1997, 1996 and 1995 are as follows:

                                                                 YEAR ENDED JULY 31
                                                         ----------------------------------
                                                           1997         1996         1995
                                                         --------     --------     --------
                                                               (THOUSANDS OF DOLLARS)
    Defined benefit plans
      Service cost-benefits earned during the period...  $(27,590)    $(25,235)    $(26,880)
      Interest cost on projected benefit obligation....   (68,535)     (66,679)     (64,566)
      Actual return on plan assets.....................   168,775      159,459      120,009
      Net amortization and deferral....................   (42,712)     (38,646)      (2,757)
                                                         --------     --------     --------
      Net periodic pension income......................    29,938       28,899       25,806
    Defined contribution plans.........................   (19,337)     (14,951)      (9,497)
    Non-U.S. pension plans.............................    (4,518)      (4,647)      (4,025)
                                                         --------     --------     --------
    Net pension income.................................  $  6,083     $  9,301     $ 12,284
                                                         ========     ========     ========

     A reconciliation of the funded status of the U.S. defined benefit plans is as follows:

                                                                     YEAR ENDED JULY 31
                                                                 --------------------------
                                                                    1997            1996
                                                                 -----------     ----------
                                                                 (THOUSANDS OF DOLLARS)
    Fair value of plan assets..................................  $ 1,616,205     $1,532,789
    Projected benefit obligation...............................   (1,013,069)      (934,747)
    Unrecognized net transition asset..........................      (34,361)       (46,870)
    Unrecognized net gain......................................     (351,284)      (376,941)
    Unrecognized prior service costs...........................       24,194         25,382
                                                                 -----------     -----------
    Prepaid pension cost.......................................  $   241,685     $  199,613
                                                                 ===========     ===========

     The accumulated benefit obligations at July 31, 1997 and 1996 were $927.1 million and $851.1 million, inclusive of vested benefit obligations of $899.9 million and $824.0 million, respectively.

     The primary actuarial assumptions used include:

                                                                        YEAR ENDED JULY 31
                                                                        ------------------
                                                                        1997          1996
                                                                        ----          ----
    Expected long-term rate of return.................................      9%          9%
    Weighted-average discount rate....................................  8 1/4%      8 1/4%
    Rate of increase on future compensation levels....................      5%          5%

     The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Pension assets included in "Other Assets and Long-term Investments" were $279.6 million and $239.7 million at July 31, 1997 and 1996, respectively. Plan assets are invested primarily in listed common stock and fixed income securities.

     In fiscal years 1997, 1996 and 1995, the Company incurred $6.0 million, $5.0 million and $7.0 million, respectively, in costs for special separation and supplemental early retirement benefits for certain employees in connection with workforce reductions at certain operations.

                            LITTON INDUSTRIES, INC.

     OTHER POSTRETIREMENT BENEFITS In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded.

     The components of net periodic postretirement benefit costs for fiscal years 1997, 1996 and 1995 recognized under the provisions of SFAS No. 106 are as follows:

                                                                  YEAR ENDED JULY 31
                                                            -------------------------------
                                                             1997        1996        1995
                                                            -------     -------     -------
                                                                (THOUSANDS OF DOLLARS)
    Service cost -- benefits earned during the period...    $ 1,625     $ 1,569     $ 2,221
    Interest cost on projected benefit obligation.......     10,779      11,939      14,712
    Net amortization and deferral of actuarial
      amounts...........................................     (1,422)     (1,212)         --
                                                            -------     -------     -------
    Net postretirement benefit cost.....................    $10,982     $12,296     $16,933
                                                            =======     =======     =======

     The following is a summary of the status of the postretirement benefit plans:

                                                                      YEAR ENDED JULY 31
                                                                     ---------------------
                                                                       1997         1996
                                                                     --------     --------
                                                                     (THOUSANDS OF DOLLARS)
    Accumulated benefit obligation:
      Retirees...................................................    $125,660     $117,629
      Fully eligible plan participants...........................      22,166       23,192
      Other active plan participants.............................      17,112       18,626
                                                                     --------     --------
    Total accumulated benefit obligation.........................     164,938      159,447
    Unrecognized actuarial amounts...............................      40,393       45,582
                                                                     --------     --------
    Accrued benefit obligation...................................    $205,331     $205,029
                                                                     ========     ========

     Actuarial assumptions used to measure the accumulated benefit obligation include a discount rate of 8 1/4% at July 31, 1997 and 1996. The assumed health care cost trend rate for fiscal year 1998 is 9 1/2%, decreasing over 20 years to 6% where it is expected to remain thereafter. The assumed health care cost trend rates for fiscal years 1997 and 1996 were 10.3% and 10.5%, respectively, decreasing over 21 and 22 years, respectively, to 6%. The effect of a one-percentage point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point change in the assumed health care cost trend rate would impact the accumulated benefit obligation by approximately $12.7 million.

NOTE I:  DEFENSE CONTRACTS, LITIGATION AND CONTINGENCIES

     Approximately 67%, 71% and 73% of total sales and service revenues of the Company for the years ended July 31, 1997, 1996 and 1995 were from U.S. Government contracts and subcontracts. Approximately 74% of these revenues for 1997 related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

                            LITTON INDUSTRIES, INC.

     Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. On March 17, 1997, the U.S. Supreme Court vacated the Court of Appeals ruling and remanded the case to the Court of Appeals for further consideration in view of the Supreme Court's decision in Warner-Jenkins Co. v. Hilton Davis Chemical Co. On September 30, 1997, a hearing took place before the Court of Appeals. As of this date, no decision has been rendered by the Court of Appeals.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, a jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court. The District Court has declined to set a trial date until after the Court of Appeals rules in the patent case to Honeywell's unlawful conduct.

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's consolidated financial position.

     The Company has issued or is a party to various guarantees and letter of credit agreements totaling $361 million at July 31, 1997, relating principally to the guarantee of future performance on foreign government contracts.

NOTE J:  BUSINESS SEGMENT REPORTING

     The Company's primary operations are reported in the following three segments: Advanced Electronics, Marine Engineering and Production, and Electronic Components and Materials (formerly known as the Interconnect Products segment). In connection with organizational changes brought about from acquisitions, effective July 31, 1996, certain businesses which were previously reported in the Advanced Electronics segment have been grouped with the Electronic Components and Materials' businesses. Management believes that these changes result in more meaningful segment reporting and are more reflective of the operational characteristics of these businesses. Accordingly, the segment information for fiscal year 1995 presented herein has been restated to reflect these changes.

     The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control and marine electronic systems. This segment also designs, develops, integrates and supports computer-based information systems and re-engineers business processes, as well as provides command, control and communications and electronic warfare systems. Results in fiscal years 1997 and 1996 include the effects of acquisitions completed during those fiscal years (see Note B).

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services.

                            LITTON INDUSTRIES, INC.

     The U.S. Government is a significant customer of both the Advanced Electronics and Marine Engineering and Production segments (see Note I).

     The Electronic Components and Materials segment is an international supplier of laser crystals, connectors, multilayer circuit boards, solder materials and other electronic components used primarily in the telecommunication, industrial and computer markets.

     Export sales were $489.1 million, $406.8 million and $324.6 million in fiscal years 1997, 1996 and 1995, respectively. Intersegment sales and sales between geographic areas are not material. All internal sales and transfers are based on negotiated prices.

     Costs for Corporate, Interest and Other include unallocated expenses and net interest expense and assets consist primarily of cash, marketable securities and deferred tax assets.

              OPERATIONS BY BUSINESS SEGMENT (MILLIONS OF DOLLARS)

                                                            MARINE        ELECTRONIC
                               YEAR                       ENGINEERING     COMPONENTS     CORPORATE,
                               ENDED       ADVANCED           AND            AND         INTEREST
                              JULY 31     ELECTRONICS     PRODUCTION      MATERIALS      AND OTHER     TOTAL
                              -------     -----------     -----------     ----------     ---------     ------
Sales and service
  revenues..................   1997         $ 2,617         $ 1,112          $508          $ (61)      $4,176
                               1996           1,923           1,295           450            (56)       3,612
                               1995           1,573           1,396           405            (54)       3,320

Operating profit (loss).....   1997             171             135            70           (106)         270
                               1996             132             143            51            (72)         254
                               1995             113             132            37            (55)         227

Capital expenditures........   1997              57              29            26              1          113
                               1996              50              19            20              2           91
                               1995              46              26            15             11           98

Depreciation and
  amortization expense......   1997             101              19            16              2          138
                               1996              78              19            15              2          114
                               1995              60              18            15              2           95

Identifiable assets at year
  end.......................   1997           2,309             327           340            544        3,520
                               1996           2,159             361           338            573        3,431
                               1995           1,275             392           308            585        2,560

              OPERATIONS BY GEOGRAPHIC AREA (MILLIONS OF DOLLARS)

                                   YEAR                                           CORPORATE,
                                   ENDED      UNITED      OTHER                   INTEREST
                                  JULY 31     STATES     NATIONS     SUBTOTAL     AND OTHER   TOTAL
                                  -------     ------     -------     --------     ---------   ------
Sales and service revenues......    1997      $3,707      $ 469       $4,176        $  --     $4,176
                                    1996       3,263        349        3,612           --      3,612
                                    1995       3,039        281        3,320           --      3,320

Operating profit (loss).........    1997         370         (1)         369          (99)       270
                                    1996         321         (1)         320          (66)       254
                                    1995         267         13          280          (53)       227

Identifiable assets at year
  end...........................    1997       2,619        357        2,976          544      3,520
                                    1996       2,450        408        2,858          573      3,431
                                    1995       1,742        233        1,975          585      2,560

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                 (MILLION OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                       SALES
                                        AND          EARNINGS                     PRIMARY      COMMON STOCK
                                      SERVICE      BEFORE TAXES       NET         EARNINGS     HIGH AND LOW
                                      REVENUES      ON INCOME       EARNINGS     PER SHARE*    MARKET PRICES
                                      --------     ------------     --------     ----------    -------------
FISCAL YEAR 1997

First Quarter.....................     $1,049          $ 67           $ 40         $  .83**    High  49 1/4
                                                                                               Low   42 3/4

Second Quarter....................        960            60             36         $  .76**    High  48 3/8
                                                                                               Low   43 1/8

Third Quarter.....................      1,096            70             42         $  .89**    High  45 1/4
                                                                                               Low   38 1/8

Fourth Quarter....................      1,071            73             44         $  .93**    High  54 5/8
                                                                                               Low   42 1/2
                                       ------          ----           ----
Fiscal Year 1997..................     $4,176          $270           $162         $ 3.40**
                                       ======          ====           ====

FISCAL YEAR 1996

First Quarter.....................     $  836          $ 62           $ 37         $  .77      High  44 1/4
                                                                                               Low   36 3/4

Second Quarter....................        740            55             33         $  .68      High  49 3/4
                                                                                               Low   39 3/8

Third Quarter.....................      1,004            65             39         $  .81      High  51 1/2
                                                                                               Low   41

Fourth Quarter....................      1,032            72             42         $  .89      High  48 3/4
                                                                                               Low   40 1/2
                                       ------          ----           ----
Fiscal Year 1996..................     $3,612          $254           $151         $ 3.15
                                       ======          ====           ====

---------------

   The total of quarterly amounts for earnings per share will not necessarily equal the annual amount, since the computions are based on the average number of common shares and dilutive common share equivalents outstanding during each period.

   Litton Common stock is traded principally on the NewYork Stock Exchange and the Pacific Exchange, Inc. under the symbol "LIT".

   As of September 30, 1997, there were approximately 24,500 holders of record of the Common stock.

 * Primary earnings per share was the same as fully diluted earnings per share in each of the quarterly periods for fiscal years 1997 and 1996 and for the fiscal year 1996. For the fiscal year 1997, fully diluted earnings per share was $3.39.

** Pro forma basic earnings per share under SFAS No. 128 (see Note A) would have been:

                                                                        FISCAL YEAR 1997
                                                                        ----------------
        First Quarter.................................................       $  .85
        Second Quarter................................................       $  .77
        Third Quarter.................................................       $  .90
        Fourth Quarter................................................       $  .95
        Fiscal Year 1997..............................................       $ 3.48

   Pro forma diluted earnings per share for fiscal year 1997 would have been the same as primary earnings per share.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                               INDEX TO EXHIBITS

  EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
-------------------
 3.1(a)                 Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form 10-K, and incorporated herein by reference.
 3.1(b)                 Amendment to the Company's Restated Certificate of Incorporation, filed as
                        Exhibit 3.1(a) to the Company's October 31, 1986 Quarterly Report on Form
                        10-Q, and incorporated herein by reference.
 3.2(a)                 By-laws of the Company as amended through the date of this filing, and incorporated herein by reference.
 4.1                    Indenture dated as of June 10, 1985 between the Company and The Bank of
                        New York, Trustee, under which the 12 5/8% Subordinated Debentures Due
                        2005 were issued, filed as Exhibit 4.1 to the Company's April 30, 1985
                        Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.2                    Form of definitive 12 5/8% Subordinated Debenture Due 2005, filed as
                        Exhibit 4.4 to the Company's 1985 Annual Report on Form 10-K, and
                        incorporated herein by reference.
 4.3                    Indenture dated as of December 15, 1991 between the Company and The Bank of New York, Trustee, under which the 7.75% and 6.98% debentures due 2026 and 2036 were issued and specimens of such debentures, filed as Exhibit
                        4.1 of the Company's April 30, 1996 Quarterly Report on Form 10-Q, and
                        incorporated herein by reference.
 4.4                    $400,000,000 Amended and Restated Credit Agreement dated December 22,
                        1994, along with amendment dated March 17, 1995, among Litton Industries,
                        Inc., a group of banks and Morgan Guaranty Trust Company of New York, as
                        Agent, and Wells Fargo Bank, N.A., as Co-Agent, filed as Exhibit 4.3 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.
 4.4(a)                 Amendment No. 2 dated November 30, 1995 to the $400,000,000 Amended and
                        Restated Credit Agreement, filed as Exhibit 4 to the Company's Form 8-K/A dated March 4, 1996, and incorporated herein by reference.
 4.4(b)                 Amendment No. 3 dated April 25, 1996 to the $400,000,000 Amended and
                        Restated Credit Agreement, filed as Exhibit 4.2 to the Company's April 30,
                        1996 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.4(c)                 Amendment No. 4 dated October 18, 1996 to the $400,000,000 Amended and
                        Restated Credit Agreement, filed as Exhibit 4 to the Company's October 31,
                        1996 Quarterly Report on Form 10-Q, and incorporated herein by reference.
 4.5                    Other instruments defining the rights of holders of other long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such instrument does not exceed 10% of the total assets of the Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the
                        Commission upon request.
 4.6                    Rights Agreement, together with exhibits thereto, dated August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent,
                        filed as Exhibit 99.2 to Form 8-K dated August 17, 1994, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

  EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
-------------------
10.1(a)                 Board of Directors Resolutions, adopted December 5, 1996, with respect to nonemployee directors' annual retainer and attendance fees.*
10.1(b)                 Board of Directors Resolutions with respect to director retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on October 16, 1991, filed as Exhibit 10.2(b) to the Company's 1991 Annual
                        Report on Form 10-K, and incorporated herein by reference.
10.2(a)                 Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the
                        Company's 1983 Annual Report on Form 10-K, and incorporated herein by reference.
10.2(b)                 Board of Directors Resolution, adopted December 2, 1992, amending the
                        Litton Supplemental Retirement Plan, filed as Exhibit 10.1 to the
                        Company's April 30, 1993 Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.2(c)                 Agreement of Trust between the Company and First Interstate Bank of
                        California, dated December 20, 1988, regarding payments of pension benefits under the Litton Supplemental Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.
10.2(d)                 Amendments, through the date of the filing, to the Agreement of Trust dated December 20, 1988, and incorporated herein by reference.
10.2(e)                 Instruments dated April 16, 1990, and April 25, 1990, removing First
                        Interstate Bank of California as Trustee under Agreement of Trust dated
                        December 20, 1988, and appointing Wells Fargo Bank, N.A., as Successor
                        Trustee, filed as Exhibit 10.17(c) to the Company's 1990 Annual Report on
                        Form 10-K, and incorporated herein by reference.
10.2(f)                 Letter of Credit dated November 17, 1989, issued by Wells Fargo Bank, N.A.
                        pursuant to Agreement of Trust dated December 20, 1988, filed as Exhibit
                        10.17(d) to the Company's 1990 Annual Report on Form 10-K, and
                        incorporated herein by reference.
10.3(a)                 Specimen of the form of the agreement presently outstanding under the
                        Litton Industries, Inc. Executive Survivor Benefit Plan, applicable to officers and certain key employees, filed as Exhibit 10.4 to the Company's
                        1984 Annual Report on Form 10-K, and incorporated herein by reference.
10.3(b)                 Board of Directors Resolutions amending the Executive Survivor Benefit
                        Plan, adopted June 12, 1986, filed as Exhibit 10.4(a) to the Company's
                        1986 Annual Report on Form 10-K, and incorporated herein by reference.
10.5(a)                 Board of Directors Resolution with respect to incentive loans, adopted
                        September 26, 1991, filed as Exhibit 10.8(a) to the Company's 1991 Annual
                        Report on Form 10-K and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

  EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
-------------------
10.5(b)                 Board of Directors Resolution, adopted September 19, 1996, amending the
                        Company's incentive loan program, filed as Exhibit 10.5(b) to the
                        Company's 1996 Annual Report on Form 10-K and incorporated herein by reference.
10.5(c)                 Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan program, filed as Exhibit
                        10.8(b) to the Company's 1991 Annual Report on Form 10-K, and incorporated herein by reference.
10.7(a)                 Supplemental Medical Insurance Plan for Key Executive Employees
                        incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's 1990 Annual Report on Form 10-K,
                        and incorporated herein by reference.
10.7(b)                 Resolution adopted by the Compensation and Selection Committee, dated
                        January 26, 1994, approving the participation by Orion L. Hoch and
                        Catherine Nan Hoch in the Supplemental Medical Insurance Plan, filed as
                        Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form
                        10-Q, and incorporated herein by reference.
10.9(a)                 Supplemental Retirement Agreement between the Company and Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's 1983 Annual Report on Form
                        10-K, and incorporated herein by reference.
10.9(b)                 Amendments, through the date of the filing, to the Supplemental Retirement
                        Agreement between the Company and Orion L. Hoch, and incorporated herein by reference.
10.9(c)                 Extract of the minutes of a meeting of the Compensation and Selection
                        Committee of the Board of Directors, held on March 31, 1988, with respect to the lifetime participation of Fred W. O'Green and Mildred G. O'Green in the Supplemental Medical Insurance Plan, filed as Exhibit 10.13(e) to the
                        Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.
10.10(a)                Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan, as amended, filed as Exhibit 10.14(a) to the Company's 1992 Annual Report on Form
                        10-K, and incorporated herein by reference.
10.10(b)                Compensation and Selection Committee Resolutions, adopted March 12, 1992, amending the Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan
                        for the effects of the two-for-one Common Stock split which was effective
                        May 8, 1992, filed as Exhibit 10.14(b) to the Company's 1992 Annual Report
                        on Form 10-K, and incorporated herein by reference.
10.10(c)                Board of Directors Resolutions, adopted August 12, 1993, amending the
                        Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan for employment and option price in connection with the distribution of Western Atlas
                        Inc., filed as Exhibit 10.14(c) to the Company's 1993 Annual Report on
                        Form 10-K, and incorporated herein by reference.
10.10(d)                Compensation and Selection Committee Resolution, adopted September 29,
                        1993, adjusting the options outstanding under the Litton Industries, Inc.
                        1984 Long-Term Stock Incentive Plan for the distribution of Western Atlas
                        Inc. common stock, filed as Exhibit 10.14(d) to the Company's 1993 Annual
                        Report on Form 10-K, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

  EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
-------------------
10.10(e)                Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan, as amended and restated, filed as Exhibit 10.1 to the Company's October 31, 1996
                        Quarterly Report on Form 10-Q, and incorporated herein by reference.
10.10(f)                Amendment to Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan,
                        adopted September 18, 1997, with respect to options issued to employees of
                        Western Atlas Inc. who will become employees of UNOVA, Inc.*
10.11                   Litton Industries, Inc. Performance Award Plan, filed as Exhibit 10.2 to the Company's October 31, 1996 Quarterly Report on Form 10-Q, and
                        incorporated herein by reference.
10.12                   Litton Industries, Inc. Restoration Plan filed as Exhibit 10.16 to the
                        Company's 1989 Annual Report on Form 10-K, and incorporated herein by reference.
10.13(a)                Litton Industries, Inc. Director Stock Option Plan, filed as Exhibit
                        10.18(a) to the Company's 1989 Annual Report on Form 10-K, and
                        incorporated herein by reference.
10.13(b)                Board of Directors Resolution, adopted March 12, 1992, amending the Litton
                        Industries, Inc. Director Stock Option Plan for the two-for-one Common
                        stock split which was effective May 8, 1992, filed as Exhibit 10.18(b) to the Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.
10.13(c)                Board of Directors Resolution, adopted September 30, 1993, adjusting the options outstanding under the Litton Industries, Inc. Director Stock
                        Option Plan for the distribution of Western Atlas Inc. common stock, filed as Exhibit 10.18(c) to the Company's 1993 Annual Report on Form 10-K, and
                        incorporated herein by reference.
10.13(d)                Board of Directors Resolution, adopted October 27, 1994, with respect to options issued to directors of the Company who became directors of Western
                        Atlas Inc., filed as Exhibit 10.13(d) to the Company's 1995 Annual Report
                        on Form 10-K, and incorporated herein by reference.
10.13(e)                Board of Directors Resolution, adopted September 18, 1997, with respect to options issued to directors of the Company who became directors of Western
                        Atlas Inc. and who will become directors of UNOVA, Inc.*
10.16                   Copy of the Company's "Group Bonus Plan", which provides for incentive compensation rewards for certain Group Executives and other key group personnel, filed as Exhibit 10.16 to the Company's 1996 Annual Report on
                        Form 10-K, and incorporated herein by reference.
10.17                   Copy of the "Incentive Compensation Plan" of Ingalls Shipbuilding, Inc., a
                        subsidiary of the Company, to provide incentive compensation rewards to selected employees, filed as Exhibit 10.17 to the Company's 1996 Annual
                        Report on Form 10-K, and incorporated herein by reference.
10.18                   Litton Industries, Inc. Deferred Compensation Plan for Directors together with Board of Directors Resolution adopted December 2, 1992, filed as
                        Exhibit 10.3 to the Company's April 30, 1993 Quarterly Report on Form
                        10-Q, and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

  EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
-------------------
10.19                   Form of Change of Control Employment Agreement between the Company and certain executive officers, filed as Exhibit 10.27 to the Company's 1993
                        Annual Report on Form 10-K, and incorporated herein by reference.
10.20                   Distribution and Indemnity Agreement between Litton Industries, Inc. and
                        Western Atlas Inc. dated March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March 17, 1994, and incorporated herein by reference.
10.21                   Tax Sharing Agreement between Litton Industries, Inc. and Western Atlas
                        Inc. dated March 17, 1994, filed as Exhibit 99.1 to Form 8-K dated March
                        17, 1994, and incorporated herein by reference.
10.22(a)                Litton Industries, Inc. Supplemental Executive Retirement Plan, effective
                        August 1, 1995, to provide supplemental retirement benefits to certain key executive employees, filed as Exhibit 10.22 to the Company's 1995 Annual
                        Report on Form 10-K, and incorporated herein by reference.
10.22(b)                Amendment No. 1 to the Litton Industries, Inc. Supplemental Executive
                        Retirement Plan.*
10.22(c)                Amendment No. 2 to the Litton Industries, Inc. Supplemental Executive
                        Retirement Plan.*
11                      Statement of Computation of Earnings per Share included herein on pages
                        E-6 and E-7.
21                      Subsidiaries of the Registrant included herein on page E-8.
23                      Independent Auditors' Consent included herein on page E-9.
27                      Financial Data Schedule included herein.
99                      Undertaking re: Indemnification for liabilities under Securities Act, filed as Exhibit 19 to the Company's 1990 Annual Report on Form 10-K, and
                        incorporated herein by reference.
99.1                    Stock Purchase Agreement dated as of December 13, 1995 By and Among The
                        Black & Decker Corporation, PRC Investments, Inc., PRC Inc. and Litton
                        Industries, Inc. filed as Exhibit 99.2 to the Company's Form 8-K dated
                        February 22, 1996 and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the
  Securities and Exchange Commission.

                                                                      EXHIBIT 11

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   1997         1996         1995         1994         1993
                                                ----------   ----------   ----------   ----------   ----------
PRIMARY EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
 common stock equivalent shares deemed to have
 a dilutive effect:
  Earnings from continuing operations.........  $  161,986   $  150,900   $  135,015   $   51,306   $   87,341
  Provision for cash dividends on preferred
     stock (Series B).........................        (821)        (821)        (821)        (821)        (821)
                                                ----------   ----------   ----------   ----------   ----------
Net earnings from continuing operations.......     161,165      150,079      134,194       50,485       86,520
Discontinued operations.......................          --           --           --     (173,079)      94,962
Extraordinary loss............................          --           --           --      (30,732)          --
Cumulative effect of a change in accounting
 principle:
  Continuing operations.......................          --           --           --           --     (106,727)
  Discontinued operations.....................          --           --           --           --      (10,390)
                                                ----------   ----------   ----------   ----------   ----------
Net earnings (loss) available for common
  shares and common stock equivalent shares
  deemed to have a dilutive effect............  $  161,165   $  150,079   $  134,194   $ (153,326)  $   64,365
                                                ==========   ==========   ==========   ==========   ==========
Primary earnings (loss) per share before
 extraordinary item and cumulative effect of a
 change in accounting principle:
  Continuing operations.......................  $     3.40   $     3.15   $     2.84   $     1.10   $     2.10
  Discontinued operations.....................          --           --           --        (3.79)        2.31
Extraordinary loss............................          --           --           --        (0.67)          --
Cumulative effect of a change in accounting
 principle:
  Continuing operations.......................          --           --           --           --        (2.60)
  Discontinued operations.....................          --           --           --           --        (0.25)
                                                ----------   ----------   ----------   ----------   ----------
          Total primary.......................  $     3.40   $     3.15   $     2.84   $    (3.36)  $     1.56
                                                ==========   ==========   ==========   ==========   ==========
SHARES USED IN COMPUTATION
Weighted-average common shares outstanding
  (net of treasury shares)....................  46,338,833   46,345,444   46,029,979   45,720,585   40,161,652
Common stock equivalents......................   1,061,446    1,228,225    1,157,955           (A)     998,827
                                                ----------   ----------   ----------   ----------   ----------
Total common shares and common stock
 equivalent shares deemed to have a dilutive
 effect.......................................  47,400,279   47,573,669   47,187,934   45,720,585   41,160,479
                                                ==========   ==========   ==========   ==========   ==========

(A) The weighted-average effect of stock options was anti-dilutive for fiscal year 1994 and, therefore, not considered.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     EARNINGS (LOSS) PER SHARE AND FULLY DILUTED EARNINGS (LOSS) PER SHARE
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                   1997         1996         1995         1994         1993
                                                ----------   ----------   ----------   ----------   ----------
FULLY DILUTED EARNINGS (LOSS) PER SHARE
Earnings available for common shares and
  common stock equivalent shares deemed to
  have a dilutive effect:
  Earnings from continuing operations.........  $  161,986   $  150,900   $  135,015   $   51,306   $   87,341
  Provision for cash dividends on preferred
     stock (Series B).........................        (821)        (821)        (821)        (821)        (821)
                                                ----------   ----------   ----------   ----------   ----------
Net earnings from continuing operations.......     161,165      150,079      134,194       50,485       86,520
Discontinued operations.......................          --           --           --     (173,079)      94,962
Extraordinary loss............................          --           --           --      (30,732)          --
Cumulative effect of a change in accounting
 principle:
  Continuing operations.......................          --           --           --           --     (106,727)
  Discontinued operations.....................          --           --           --           --      (10,390)
                                                ----------   ----------   ----------   ----------   ----------
Net earnings (loss) available for common
  shares and common stock equivalent shares
  deemed to have a dilutive effect............     161,165      150,079      134,194     (153,326)      64,365
Add: Interest expense on zero coupon
  convertible subordinated notes (net of tax)..         --           --           --           --           (A)
                                                ----------   ----------   ----------   ----------   ----------
          Total...............................  $  161,165   $  150,079   $  134,194   $ (153,326)  $   64,365
                                                ==========   ==========   ==========   ==========   ==========
Fully diluted earnings (loss) per share before
 extraordinary item and cumulative effect of a
 change in accounting principle:
  Continuing operations.......................  $     3.39   $     3.15   $     2.84   $     1.10   $     2.10
  Discontinued operations.....................          --           --           --        (3.79)        2.31
Extraordinary loss............................          --           --           --        (0.67)          --
Cumulative effect of a change in accounting
 principle:
  Continuing operations.......................          --           --           --           --        (2.60)
  Discontinued operations.....................          --           --           --           --        (0.25)
                                                ----------   ----------   ----------   ----------   ----------
          Total fully diluted.................  $     3.39   $     3.15   $     2.84   $    (3.36)  $     1.56
                                                ==========   ==========   ==========   ==========   ==========
SHARES USED IN COMPUTATION
  Total common shares and common stock
   equivalent shares deemed to have a dilutive
   effect.....................................  47,400,279   47,573,669   47,187,934   45,720,585   41,160,479
  Additional potentially dilutive securities
   (equivalent in common stock):
     Stock options............................     182,424       23,858       73,964           --           --
     Zero coupon convertible subordinated
       notes..................................          --           --           --           --           (A)
                                                ----------   ----------   ----------   ----------   ----------
          Total...............................  47,582,703   47,597,527   47,261,898   45,720,585   41,160,479
                                                ==========   ==========   ==========   ==========   ==========
SUMMARY OF CASH DIVIDENDS DECLARED PER SHARE
Preferred -- Series B.........................  $     2.00   $     2.00   $     2.00   $     2.00   $     2.00

(A) The fully diluted earnings per share calculation for fiscal year 1993 did not include the assumed conversion of zero coupon convertible subordinated notes issued September 26, 1990, because the effect on shares used in the calculation and the related increase to income for the interest expense adjustment, net of tax, would be anti-dilutive. Substantially all of these notes were converted into Common stock and the remainder redeemed for cash in fiscal year 1993.

                                                                      EXHIBIT 21

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         SUBSIDIARIES OF THE REGISTRANT

                                                                    JURISDICTION OF      PERCENTAGE OF
NAME OF SUBSIDIARY                                                   INCORPORATION         OWNERSHIP
------------------                                                 -----------------     --------------
Ingalls Shipbuilding, Inc........................................      Delaware             100
Litton Systems, Inc..............................................      Delaware             100
PRC Inc..........................................................      Delaware             100
Sperry Marine Inc................................................      Delaware             100

     The Registrant has additional operating subsidiaries, which considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

     All above listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in (i) Registration Statement No. 2-93044 on Form S-8, (ii) Registration Statement No. 33-27467 on Form S-8,
(iii) Registration Statement No. 33-27468 on Form S-8, (iv) Registration Statement No. 33-44684 on Form S-3, (v) Registration Statement No. 33-55944 on Form S-8, (vi) Registration Statement No. 333-13193 on Form S-3, (vii) Registration Statement No. 333-23447 on Form S-8, and (viii) Registration Statement No. 333-28295 on Form S-3 of our report dated September 17, 1997, appearing in this Annual Report on Form 10-K of Litton Industries, Inc. and subsidiary companies for the year ended July 31, 1997.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 10, 1997