Form 10-Q
period 1998-01-31
LITTON INDUSTRIES INC
filed 1998-03-17
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 17, 1998
================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

     On February 27, 1998 there were 46,202,103 shares of Common Stock outstanding.

                                  Page 1 of 12

                       Exhibit Index appears on Page 11.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 1998

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Statements of Operations
            Six months ended January 31, 1998 and 1997..................     3
          Consolidated Statements of Operations
            Three months ended January 31, 1998 and 1997................     4
          Consolidated Balance Sheets
            January 31, 1998 and July 31, 1997..........................     5
          Consolidated Statements of Cash Flows
            Six months ended January 31, 1998 and 1997..................     6
          Notes to Consolidated Financial Statements....................     7

 Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     9

PART II.  OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders...........    11

 Item 6.  Exhibits and Reports on Form 8-K..............................    11

Signature...............................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   SIX MONTHS ENDED
                                                                     JANUARY 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Sales and Service Revenues..................................  $ 2,012,850    $ 2,009,347
                                                              -----------    -----------
Costs and Expenses
  Cost of sales.............................................    1,541,224      1,575,210
  Selling, general and administrative.......................      240,659        218,330
  Depreciation and amortization.............................       69,559         67,273
  Interest -- net...........................................       21,299         21,891
                                                              -----------    -----------
          Total.............................................    1,872,741      1,882,704
                                                              -----------    -----------
Earnings before Taxes on Income.............................      140,109        126,643
Taxes on Income.............................................      (56,044)       (50,658)
                                                              -----------    -----------
          Net Earnings......................................  $    84,065    $    75,985
                                                              ===========    ===========

Earnings per Share:
  Basic.....................................................  $      1.82    $      1.62
                                                              ===========    ===========

  Diluted...................................................  $      1.77    $      1.59
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                     JANUARY 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
Sales and Service Revenues..................................  $   973,815    $   960,470
                                                              -----------    -----------
Costs and Expenses
  Cost of sales.............................................      741,207        750,423
  Selling, general and administrative.......................      118,668        106,054
  Depreciation and amortization.............................       35,171         33,108
  Interest -- net...........................................       11,068         10,586
                                                              -----------    -----------
          Total.............................................      906,114        900,171
                                                              -----------    -----------
Earnings before Taxes on Income.............................       67,701         60,299
Taxes on Income.............................................      (27,081)       (24,120)
                                                              -----------    -----------
          Net Earnings......................................  $    40,620    $    36,179
                                                              ===========    ===========

Earnings per Share:
  Basic.....................................................  $      0.88    $      0.77
                                                              ===========    ===========

  Diluted...................................................  $      0.86    $      0.76
                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              JANUARY 31,     JULY 31,
                                                                 1998           1997
                                                              -----------    ----------
ASSETS
Current Assets
  Cash and marketable securities............................  $   24,312     $   19,894
  Accounts receivable, net..................................     709,725        666,867
  Inventories less progress billings........................     593,149        629,206
  Deferred tax assets.......................................     447,721        414,177
  Prepaid expenses..........................................      27,702         30,272
                                                              ----------     ----------
          Total Current Assets..............................   1,802,609      1,760,416
                                                              ----------     ----------
Property, Plant and Equipment -- at cost....................   1,576,148      1,559,636
  Less accumulated depreciation.............................    (940,192)      (905,091)
                                                              ----------     ----------
Property, Plant and Equipment, Net..........................     635,956        654,545
                                                              ----------     ----------
Goodwill and Other Intangibles, Net.........................     725,649        737,554
                                                              ----------     ----------
Other Assets and Long-term Investments......................     407,019        367,171
                                                              ----------     ----------
          Total Assets......................................  $3,571,233     $3,519,686
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  807,091     $  869,880
  Payrolls and related expenses.............................     209,690        211,686
  Taxes on income...........................................      63,146         94,102
  Notes payable and current portion of long-term
     obligations............................................     279,653        147,182
  Contract liabilities and customer deposits................     292,992        316,406
                                                              ----------     ----------
          Total Current Liabilities.........................   1,652,572      1,639,256
                                                              ----------     ----------
Long-term Obligations.......................................     489,988        507,344
                                                              ----------     ----------
Postretirement Benefit Obligations Other than Pensions......     205,877        205,331
                                                              ----------     ----------
Deferred Tax and Other Long-term Liabilities................      99,206        128,736
                                                              ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053          2,053
     Common stock...........................................      46,159         45,996
  Additional paid-in capital................................     308,702        301,839
  Retained earnings.........................................     809,605        730,019
  Cumulative currency translation adjustment................     (42,929)       (40,888)
                                                              ----------     ----------
          Total Shareholders' Investment....................   1,123,590      1,039,019
                                                              ----------     ----------
          Total Liabilities and Shareholders' Investment....  $3,571,233     $3,519,686
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                SIX MONTHS ENDED
                                                                  JANUARY 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash and cash equivalents at beginning of period............  $  4,144    $ 77,105
                                                              --------    --------
Cash was provided by (used for)operating activities
  Net earnings..............................................    84,065      75,985
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization..........................    69,559      67,273
     Changes in assets and liabilities
       Accounts receivable..................................   (40,061)     23,573
       Inventory............................................    25,239     (48,085)
       Prepaid expenses.....................................     2,860       2,238
       Accounts payable.....................................   (65,749)    (59,462)
       Payrolls and related expenses........................    (2,346)    (22,032)
       Deferred and current taxes on income.................   (95,588)      1,052
       Contract liabilities and customer deposits...........   (14,076)      2,950
     Other operating activities.............................   (12,324)    (20,133)
                                                              --------    --------
Cash (used for) provided by operating activities............   (48,421)     23,359
                                                              --------    --------
Investing activities
  Purchase of capital assets................................   (42,799)    (44,699)
  Proceeds from sale of capital assets......................     4,566      23,429
  Other investing activities................................   (20,220)     (2,814)
                                                              --------    --------
Cash used for investing activities..........................   (58,453)    (24,084)
                                                              --------    --------
Financing activities
  Change in short-term obligations, net.....................   112,544     (19,802)
  Other financing activities................................    (1,252)    (24,622)
                                                              --------    --------
Cash provided by (used for) financing activities............   111,292     (44,424)
                                                              --------    --------
Resulting in increase (decrease) in cash and cash
  equivalents...............................................     4,418     (45,149)
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  8,562    $ 31,956
                                                              ========    ========

Supplemental disclosure of cash flow information
  Interest paid.............................................  $ 22,934    $ 22,005
  Net income taxes paid.....................................  $142,013    $ 60,436

Reconciliation to Consolidated Balance Sheet at January 31,
  1998:
  Cash and cash equivalents.................................  $  8,562
  Marketable securities.....................................    15,750
                                                              --------
          Total cash and marketable securities..............  $ 24,312
                                                              ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       SIX MONTHS ENDED JANUARY 31, 1998

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997. The results of operations for the six months ended January 31, 1998 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                      JANUARY 31,     JULY 31,
                                                         1998           1997
                                                      -----------    ----------
                                                       (THOUSANDS OF DOLLARS)
Raw materials and work in progress..................  $1,016,221     $  987,717
Finished goods......................................      33,437         51,196
                                                      ----------     ----------
                                                       1,049,658      1,038,913
Less progress billings..............................    (456,509)      (409,707)
                                                      ----------     ----------
Net inventories.....................................  $  593,149     $  629,206
                                                      ==========     ==========

3. Interest (expense) income is shown below:

                                    SIX MONTHS ENDED       THREE MONTHS ENDED
                                      JANUARY 31,             JANUARY 31,
                                  --------------------    --------------------
                                    1998        1997        1998        1997
                                  --------    --------    --------    --------
                                             (THOUSANDS OF DOLLARS)
Interest expense................  $(24,755)   $(25,928)   $(12,737)   $(12,292)
Interest income.................     3,456       4,037       1,669       1,706
                                  --------    --------    --------    --------
Net interest expense............  $(21,299)   $(21,891)   $(11,068)   $(10,586)
                                  ========    ========    ========    ========

4. On December 8, 1997, the Company announced that it has signed a definitive purchase agreement to acquire all of the issued and outstanding shares of capital stock of TASC, Inc. ("TASC") from Primark Corporation for approximately $432 million in cash. TASC provides information technology and services to government and commercial customers and, along with PRC Inc., will help establish Litton as a major provider of information technology and system-based solutions for defense and non-defense related applications. This transaction is subject to approval by shareholders of Primark Corporation and is expected to be completed in the third quarter of the current fiscal year.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 1998

5. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which the Company adopted in the quarter ended January 31, 1998. SFAS 128 replaced the previously reported primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Basic EPS is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares. EPS amounts for prior periods have been restated to conform to the requirements of SFAS 128.

    The following table sets forth the computation of basic and diluted earnings per share:

                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                   JANUARY 31,                  JANUARY 31,
                            -------------------------    -------------------------
                               1998          1997           1998          1997
                            -----------   -----------    -----------   -----------
                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Net earnings..............  $    40,620   $    36,179    $    84,065   $    75,985
Preferred stock
  dividends...............         (205)         (205)          (410)         (410)
                            -----------   -----------    -----------   -----------
Net earnings used for
  basic and diluted
  earnings per share
  calculations............  $    40,415   $    35,974    $    83,655   $    75,575
                            ===========   ===========    ===========   ===========

Weighted average common
  shares
  outstanding -- used for
  basic earnings per
  share...................   46,087,621    46,475,643     46,059,790    46,522,907
Dilutive effect of stock
  options.................    1,180,035     1,088,196      1,178,416     1,122,378
                            -----------   -----------    -----------   -----------
Number of shares used for
  diluted earnings per
  share...................   47,267,656    47,563,839     47,238,206    47,645,285
                            ===========   ===========    ===========   ===========

Basic earnings per
  share...................  $      0.88   $      0.77    $      1.82   $      1.62
                            ===========   ===========    ===========   ===========

Diluted earnings per
  share...................  $      0.86   $      0.76    $      1.77   $      1.59
                            ===========   ===========    ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $973.8 million and $2.01 billion for the second quarter and six months ended January 31, 1998 compared with $960.5 million and $2.01 billion for the prior year's periods, respectively. Operating profit improved to $92.2 million and $188.2 million for the second quarter and six months ended January 31, 1998 compared with $84.6 million and $176.2 million for the corresponding periods of the prior fiscal year. Net earnings rose 12.3% to $40.6 million for the quarter and 10.6% to $84.1 million for the six months ended January 31, 1998. Corresponding amounts for the fiscal year 1997 periods were $36.2 million and $76.0 million, respectively.

     Effective August 1, 1997, the Company's Information Systems businesses have been reported as a separate segment. Accordingly, the segment information for the second quarter and six months ended January 31, 1997 as discussed herein has been restated to reflect this change.

     The Advanced Electronics segment reported sales and operating profit of $365.0 million and $25.0 million for the second quarter of fiscal year 1998 compared with $349.0 million and $21.4 million, respectively, for the second quarter of fiscal year 1997. Sales and operating profit for the six months of the current fiscal year were $778.3 million and $52.1 million compared with $719.8 million and $43.8 million, respectively, for the six months of fiscal year 1997. The improvements in the results partly reflected the acquisition of Racal Marine Group, a provider of marine electronic equipment, in February 1997. Increased volume and production rate on programs in the integrated avionics systems and radar warning systems businesses also contributed to the improved results. Backlog for this segment at January 31, 1998 was $1.50 billion compared with $1.61 billion at July 31, 1997.

     The Information Systems segment reported sales and operating profit of $261.8 million and $15.1 million for the second quarter of fiscal year 1998 compared with $252.4 million and $17.2 million for the second quarter of fiscal year 1997. For the six months of the current fiscal year, sales and operating profit were $514.8 million and $32.5 million compared with $513.0 million and $34.6 million for the six months of the prior fiscal year. Contributions from the acquisition of SAI Technology in March 1997 were largely offset by a slowdown in sales under the PRC Inc. subsidiary's ("PRC") Super-Minicomputer program, which is an indefinite delivery/indefinite quantity contract with various U.S. government agencies to provide computer systems integration and networking solutions. Operating profit was also impacted by program technology investments related to software used in mobile command and control systems and displays and computer products. Going forward, these investments should allow the Company to address new market opportunities. During the first six months of fiscal year 1998, PRC received contract awards to provide software and systems engineering, hardware, telecomunication services and technical support for various U.S. government agencies. Funded backlog for the Information Systems segment at January 31, 1998 was $666.5 million compared with $518.1 million at July 31, 1997. In addition, PRC has unfunded backlog with potential contract values of $1.8 billion at January 31, 1998 compared with $1.5 billion at July 31, 1997. As discussed in Note 4 of Notes to Consolidated Financial Statements, the Company has signed a definitive purchase agreement to acquire TASC from Primark Corporation. As a provider of information technology and services to both federal and commercial customers, TASC will expand the Company's existing information technology business base and allow the Company to address new markets. This transaction is subject to approval by shareholders of Primark Corporation and is expected to be completed in the third quarter of the current fiscal year.

     The Marine Engineering and Production segment reported sales and operating profit of $222.8 million and $29.1 million for the second quarter of fiscal year 1998 compared with $250.5 million and $29.9 million for the second quarter of fiscal year 1997. The respective amounts for the six months of fiscal year 1998 were $461.4 million and $59.3 million compared with $549.7 million and $65.4 million for the six months of fiscal year 1997. The decline in sales reflected lower construction activities on contracts nearing completion and contracts completed during fiscal year 1997 including two Aegis destroyers and one LHD class amphibious assault ship. Shortly after the end of the current quarter, the Company completed and delivered another Aegis destroyer to the U.S. Navy. This sales decline was partially offset by other contracts moving into more advanced stages of production, including a seventh LHD class amphibious assault ship and two Aegis destroyers. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued cost reduction efforts. Current construction activities include two LHD class amphibious assault ships, five Aegis destroyers and multiple deepwater supply vessels for a commercial customer. Backlog for this segment at January 31, 1998 was $3.27 billion compared with $3.23 billion at July 31, 1997. Subsequent to the end of the current quarter, the U.S. Navy awarded the Company a contract to build six additional Aegis destroyers with options for two more. This award has a potential contract value of over $2.8 billion inclusive of the options if they are exercised.

     The Electronic Components and Materials segment reported sales and operating profit of $139.7 million and $23.7 million for the second quarter of the current fiscal year compared with $123.1 million and $16.8 million for the prior year's period. Sales and operating profit for the six months of the current fiscal year were $286.9 million and $45.8 million compared with $254.9 million and $33.7 million for the six months of the prior fiscal year. These improvements were attributable to strong demand for this segment's commercial electronics products used in the communications industries. Process improvements and cost reduction efforts also contributed to the improved results.

     Net interest expense for the second quarter and six months ended January 31, 1998 amounted to $11.1 million and $21.3 million compared with $10.6 million and $21.9 million for the prior year's periods, respectively. In the second quarter of the current fiscal year, the Company incurred certain short-term borrowings under available credit commitments in connection with a payment for prior years' taxes of approximately $127 million. The interest portion of the payment is deductible and will reduce estimated tax payments for fiscal year 1998. The Company expects to incur additional debt of approximately $400 million to finance the previously mentioned acquisition of TASC. Accordingly, interest expense is expected to be higher over the remainder of fiscal year 1998.

     The Company expects to generate the funds to acquire TASC by issuing debt securities under previously filed Form S-3 Registration Statements and from selling commercial paper. Management believes that cash flow from operations, along with anticipated availability under credit commitments, will be sufficient to meet operating requirements. Unused credit commitments under the existing credit agreement at January 31, 1998 was $160 million.

     The Company is continuing its efforts to evaluate the extent of year 2000 issues through internal programs initiated to identify and resolve such issues. Costs incurred to date have not been significant and the remaining costs to be incurred are not expected to have a material impact on the consolidated financial statements. The Company believes it will satisfactorily resolve its year 2000 issues.

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1997 Annual Meeting of Shareholders was held on December 4, 1997 in Beverly Hills, California.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 27, 1997. All of the nominees were elected as follows:

                   NOMINEE                         FOR        WITHHELD
                   -------                      ----------    --------
Alton J. Brann................................  40,908,757    160,407
Michael R. Brown..............................  40,852,569    216,595
Joseph T. Casey...............................  40,806,797    262,367
Carol B. Hallett..............................  40,951,537    117,627
Orion L. Hoch.................................  40,807,801    261,363
David E. Jeremiah.............................  40,952,591    116,573
Rudolph E. Lang, Jr...........................  40,812,517    256,647
John M. Leonis................................  40,841,400    227,764
William P. Sommers............................  40,920,111    149,053
C. B. Thornton, Jr............................  40,958,456    110,708

     In addition to electing directors, the shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors by the following votes: 40,997,496 shares "for," 40,126 shares "against," and 31,542 shares "abstained."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 27:  Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the second quarter ended January 31, 1998.

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

March 17, 1998