Form 10-Q
period 1998-04-30
LITTON INDUSTRIES INC
filed 1998-06-15
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 15, 1998
================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

     On May 29, 1998 there were 46,134,989 shares of Common Stock outstanding.

                                  Page 1 of 12

                       Exhibit Index appears on Page 11.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX
                              REPORT ON FORM 10-Q
                        FOR QUARTER ENDED APRIL 30, 1998

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Operations
            Nine months ended April 30, 1998 and 1997.................     3

          Consolidated Statements of Operations
            Three months ended April 30, 1998 and 1997................     4

          Consolidated Balance Sheets
            April 30, 1998 and July 31, 1997..........................     5

          Consolidated Statements of Cash Flows
            Nine months ended April 30, 1998 and 1997.................     6

          Notes to Consolidated Financial Statements..................     7

  Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............     9

PART II. OTHER INFORMATION

  Item 1. Legal Proceedings...........................................    11

  Item 6. Exhibits and Reports on Form 8-K............................    11

Signature.............................................................    12

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED
                                                                     APRIL 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Sales and Service Revenues..................................  $3,155,887    $3,104,954
Costs and Expenses
  Cost of sales.............................................   2,426,367     2,439,790
  Selling, general and administrative.......................     367,830       333,331
  Depreciation and amortization.............................     107,823       101,965
  Interest -- net...........................................      35,729        33,238
                                                              ----------    ----------
          Total.............................................   2,937,749     2,908,324
                                                              ----------    ----------
Earnings before Taxes on Income.............................     218,138       196,630
Taxes on Income.............................................     (87,255)      (78,653)
                                                              ----------    ----------
          Net Earnings......................................  $  130,883    $  117,977
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................  $     2.82    $     2.53
                                                              ==========    ==========
  Diluted...................................................  $     2.75    $     2.47
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                     APRIL 30,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,143,037    $1,095,607
Costs and Expenses
  Cost of sales.............................................     885,143       864,580
  Selling, general and administrative.......................     127,171       115,001
  Depreciation and amortization.............................      38,264        34,692
  Interest -- net...........................................      14,430        11,347
                                                              ----------    ----------
          Total.............................................   1,065,008     1,025,620
                                                              ----------    ----------
Earnings before Taxes on Income.............................      78,029        69,987
Taxes on Income.............................................     (31,211)      (27,995)
                                                              ----------    ----------
          Net Earnings......................................  $   46,818    $   41,992
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................  $     1.01    $     0.90
                                                              ==========    ==========
  Diluted...................................................  $     0.98    $     0.89
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              APRIL 30,      JULY 31,
                                                                 1998          1997
                                                              ----------    ----------
ASSETS
Current Assets
  Cash and marketable securities............................  $   59,980    $   19,894
  Accounts receivable, net..................................     818,611       666,867
  Inventories less progress billings........................     555,469       629,206
  Deferred tax assets.......................................     413,223       414,177
  Prepaid expenses..........................................      28,841        30,272
                                                              ----------    ----------
          Total Current Assets..............................   1,876,124     1,760,416
                                                              ----------    ----------
Property, Plant and Equipment -- at cost....................   1,604,495     1,559,636
  Less accumulated depreciation.............................    (957,204)     (905,091)
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     647,291       654,545
                                                              ----------    ----------
Goodwill and Other Intangibles, Net.........................   1,086,905       737,554
                                                              ----------    ----------
Other Assets and Long-term Investments......................     424,190       367,171
                                                              ----------    ----------
          Total Assets......................................  $4,034,510    $3,519,686
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  813,143    $  869,880
  Payrolls and related expenses.............................     232,241       211,686
  Taxes on income...........................................      84,208        94,102
  Short-term debt...........................................     333,035       147,182
  Contract liabilities and customer deposits................     329,274       316,406
                                                              ----------    ----------
          Total Current Liabilities.........................   1,791,901     1,639,256
                                                              ----------    ----------
Long-term Obligations.......................................     770,744       507,344
                                                              ----------    ----------
Postretirement Benefit Obligations Other than Pensions......     205,315       205,331
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     101,840       128,736
                                                              ----------    ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053         2,053
     Common stock...........................................      46,190        45,996
  Additional paid-in capital................................     314,054       301,839
  Retained earnings.........................................     845,706       730,019
  Cumulative currency translation adjustment................     (43,293)      (40,888)
                                                              ----------    ----------
          Total Shareholders' Investment....................   1,164,710     1,039,019
                                                              ----------    ----------
          Total Liabilities and Shareholders' Investment....  $4,034,510    $3,519,686
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                NINE MONTHS ENDED
                                                                    APRIL 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
Cash and cash equivalents at beginning of period............  $   4,144    $  77,105
                                                              ---------    ---------
Operating activities
  Net earnings..............................................    130,883      117,977
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization..........................    107,823      101,965
     Changes in assets and liabilities
       Accounts receivable..................................    (51,506)      28,220
       Inventory............................................     55,930      (50,286)
       Prepaid expenses.....................................      6,695       (1,992)
       Accounts payable.....................................    (78,421)     (81,026)
       Payrolls and related expenses........................      6,961       (3,440)
       Deferred and current taxes on income.................    (44,625)      13,182
       Contract liabilities and customer deposits...........     17,697       44,974
     Other operating activities.............................    (25,680)     (33,491)
                                                              ---------    ---------
Cash provided by operating activities.......................    125,757      136,083
                                                              ---------    ---------
Investing activities
  Purchase of businesses....................................   (445,483)     (93,945)
  Purchase of capital assets................................    (72,751)     (68,551)
  Proceeds from sale of capital assets......................      5,679       37,463
  Other investing activities................................    (11,612)      (7,277)
                                                              ---------    ---------
Cash used for investing activities..........................   (524,167)    (132,310)
                                                              ---------    ---------
Financing activities
  Proceeds from issuance of long-term obligations...........    296,839       33,038
  Change in short-term obligations, net.....................    149,991        6,547
  Other financing activities................................     (8,334)     (39,369)
                                                              ---------    ---------
Cash provided by financing activities.......................    438,496          216
                                                              ---------    ---------
Resulting in increase in cash and cash equivalents..........     40,086        3,989
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  44,230    $  81,094
                                                              =========    =========

Supplemental disclosure of cash flow information
  Interest paid.............................................  $  41,237    $  41,647
  Net income taxes paid.....................................  $ 116,848    $  73,693

Reconciliation to Consolidated Balance Sheet at April 30, 1998:
  Cash and cash equivalents.................................  $  44,230
  Marketable securities.....................................     15,750
                                                              ---------
          Total cash and marketable securities..............  $  59,980
                                                              =========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        NINE MONTHS ENDED APRIL 30, 1998

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1997. The results of operations for the nine months ended April 30, 1998 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                      APRIL 30,      JULY 31,
                                                         1998          1997
                                                      ----------    ----------
                                                       (THOUSANDS OF DOLLARS)
Raw materials and work in progress..................  $  994,516    $  987,717
Finished goods......................................      55,361        51,196
                                                      ----------    ----------
                                                       1,049,877     1,038,913
Less progress billings..............................    (494,408)     (409,707)
                                                      ----------    ----------
Net inventories.....................................  $  555,469    $  629,206
                                                      ==========    ==========

3. Interest (expense) income is shown below:

                                   NINE MONTHS ENDED       THREE MONTHS ENDED
                                       APRIL 30,               APRIL 30,
                                  --------------------    --------------------
                                    1998        1997        1998        1997
                                  --------    --------    --------    --------
                                             (THOUSANDS OF DOLLARS)
Interest expense................  $(41,047)   $(39,421)   $(16,292)   $(13,493)
Interest income.................     5,318       6,183       1,862       2,146
                                  --------    --------    --------    --------
Net interest expense............  $(35,729)   $(33,238)   $(14,430)   $(11,347)
                                  ========    ========    ========    ========

4. On April 1, 1998, the Company completed the acquisition of TASC, Inc.("TASC") from Primark Corporation for a preliminary purchase price of $432 million in cash. TASC is a leading provider of information technology and services to the national intelligence sector, the Department of Defense and non-defense and commercial customers. The acquisition has been accounted for under the purchase method of accounting and reflected herein based upon preliminary allocations of the purchase price which is subject to finalization. This acquisition has resulted in an increase to goodwill of approximately $365 million, to be amortized over forty years.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 1998

5. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), in the quarter ended January 31, 1998. SFAS 128 replaced the previously reported primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Basic EPS is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares. EPS amounts for prior periods have been restated to conform to the requirements of SFAS 128.

   The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                APRIL 30,                     APRIL 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                        -----------    -----------    -----------    -----------
                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
   Net earnings.......................  $    46,818    $    41,992    $   130,883    $   117,977
   Preferred stock dividends..........         (206)          (206)          (616)          (616)
                                        -----------    -----------    -----------    -----------
   Net earnings used for basic and
      diluted earnings per share
      calculations....................  $    46,612    $    41,786    $   130,267    $   117,361
                                        ===========    ===========    ===========    ===========

   Weighted average common shares
      outstanding -- used for basic
      earnings per share..............   46,278,410     46,250,502     46,132,610     46,438,005
   Dilutive effect of stock options...    1,204,327        915,748      1,187,053      1,053,501
                                        -----------    -----------    -----------    -----------
   Number of shares used for diluted
      earnings per share..............   47,482,737     47,166,250     47,319,663     47,491,506
                                        ===========    ===========    ===========    ===========

   Basic earnings per share...........  $      1.01    $      0.90    $      2.82    $      2.53
                                        ===========    ===========    ===========    ===========

   Diluted earnings per share.........  $      0.98    $      0.89    $      2.75    $      2.47
                                        ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $1.14 billion and $3.16 billion for the third quarter and nine months ended April 30, 1998 compared with $1.10 billion and $3.10 billion for the prior year's periods, respectively. Operating profit improved to $106.8 million and $294.9 million for the third quarter and nine months ended April 30, 1998 compared with $95.0 million and $271.2 million for the corresponding periods of the prior fiscal year. Net earnings rose 11.5% to $46.8 million for the quarter and 10.9% to $130.9 million for the nine months ended April 30, 1998. Corresponding amounts for the fiscal year 1997 periods were $42.0 million and $118.0 million, respectively.

     Effective August 1, 1997, the Company's Information Systems businesses have been reported as a separate segment. Accordingly, the segment information for the third quarter and nine months ended April 30, 1997 as discussed herein has been restated to reflect this change.

     The Advanced Electronics segment reported sales and operating profit of $407.8 million and $29.2 million for the third quarter of fiscal year 1998 compared with $419.8 million and $26.7 million, respectively, for the third quarter of fiscal year 1997. Sales and operating profit for nine months of the current fiscal year were $1.19 billion and $81.3 million compared with $1.14 billion and $70.6 million, respectively, for the nine months of fiscal year 1997. The improvements in sales and operating profit for the nine months of the current year were primarily attributable to higher volume on programs in the integrated avionics systems and radar warning systems businesses and the acquisition of Racal Marine Group, a provider of marine electronic equipment, in February 1997. Sales for the current year's third quarter decreased slightly while operating margins improved as a result of reduced program costs in certain defense electronics programs. Backlog for this segment at April 30, 1998 was $1.48 billion compared with $1.61 billion at July 31, 1997.

     The Information Systems segment reported sales and operating profit of $314.6 million and $16.3 million for the third quarter of fiscal year 1998 compared with $279.4 million and $18.9 million for the third quarter of fiscal year 1997. For the nine months of the current fiscal year, sales and operating profit were $829.4 million and $48.8 million compared with $792.3 million and $53.5 million for the nine months of the prior fiscal year. The increase in sales was mainly due to the acquisitions of TASC in April 1998 as described in
Note 4 of Notes to Consolidated Financial Statements and SAI Technology in March 1997. The contributions from these acquisitions were mitigated by lower volume under the PRC Inc. subsidiary's ("PRC") Super-Minicomputer program, which is an indefinite delivery/indefinite quantity contract with various U.S. Government agencies to provide computer systems integration and networking solutions. Operating profit was also impacted by investments in new programs and technology made to address new market opportunities associated with software used in mobile command and control systems and displays and computer products. Firm backlog at April 30, 1998 for the Information Systems segment increased to $956.2 million from $518.1 million at July 31, 1997 due mainly to the acquisition of TASC. In addition, TASC and PRC have unfunded backlog with potential contract values of $2.0 billion at April 30, 1998 compared with $1.5 billion for PRC at July 31, 1997.

     The Marine Engineering and Production segment reported sales and operating profit of $279.5 million and $36.6 million for the third quarter of fiscal year 1998 compared with $286.2 million and $34.8 million for the third quarter of fiscal year 1997. The respective amounts for the nine months of fiscal year 1998 were $740.9 million and $95.8 million compared with $835.9 million and $100.1 million for the nine months of fiscal year 1997. The decline in sales reflected contracts completed during fiscal year 1997 and lower construction activities on contracts nearing completion including an Aegis destroyer delivered during the current quarter and a LHD class amphibious assault ship delivered shortly thereafter. This sales decline was partially offset by other contracts moving into more advanced stages of production, including a seventh LHD class amphibious assault ship and three Aegis destroyers. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued production efficiencies. Current construction activities include four Aegis destroyers, one LHD class amphibious assault ship, and multiple deepwater supply vessels for a commercial customer. During the current quarter, the U.S. Navy awarded the

Company a contract to build six additional Aegis destroyers with options for two more, which was the primary reason for the increase in backlog to $3.78 billion at April 30, 1998 from $3.23 billion at July 31, 1997.

     The Electronic Components and Materials segment reported sales and operating profit of $155.9 million and $26.7 million for the third quarter of the current fiscal year compared with $128.4 million and $17.7 million for the prior year's period. Sales and operating profit for the nine months of the current fiscal year were $442.8 million and $72.4 million compared with $383.4 million and $51.4 million for the nine months of the prior fiscal year. These improvements were driven by continued strong demand for this segment's commercial electronics products used in the communications and computer industries. Process improvements and cost reduction efforts also contributed to the improved results.

     Net interest expense for the third quarter and nine months ended April 30, 1998 amounted to $14.4 million and $35.7 million compared with $11.3 million and $33.2 million for the prior year's periods, respectively. To finance the acquisition of TASC in April 1998, the Company issued $100 million principal amount of 6.05% Senior Notes due 2003, $200 million principal amount of 6.75% Senior Debentures due 2018 and sold commercial paper. In the second quarter of the current fiscal year, the Company also incurred short-term borrowings in connection with a payment of prior years' taxes. The payment included interest which is deductible and, therefore, reduces estimated tax payments for fiscal year 1998.

     Cash and marketable securities amounted to $60.0 million at April 30, 1998 compared with $19.9 million at July 31, 1997. Management believes that cash flow from operations, along with availability under credit commitments, will be sufficient to meet operating requirements.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for the Company in its fiscal year 2000 and will require the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 is also effective for the Company in its fiscal year 2000 and will require that certain costs associated with start-up activities and organization costs be expensed as incurred. The Company does not expect the adoption of these statements to have a material impact on its consolidated financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. On March 17, 1997, the U.S. Supreme Court vacated the Court of Appeals ruling and remanded the case to the Court of Appeals for further consideration in view of the Supreme Court's decision in Warner-Jenkins Co. v. Hilton Davis Chemical Co. On September 30, 1997, a hearing took place before the Court of Appeals. On April 7, 1998, the Court of Appeals reversed its prior order remanding the case to the District Court for a new trial on damages only. Instead, the Court of Appeals ordered a new trial on liability and damages for the patent and interference with contract and prospective business advantage claims. On April 21, 1998, Litton filed a motion asking the Court of Appeals to reconsider its April 7 decision or for a hearing before the entire court. Honeywell has filed opposition to the motion.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, a jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court. The District Court set a trial date of October 13, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 4.1: Indenture dated as of April 13, 1998 between the Company and The Bank of New York, Trustee, under which the 6.05% Senior Notes due 2003 and the 6.75% Senior Debentures due 2018 were issued and related Officers' Certificates.

        Exhibit 4.2: $400,000,000 Credit Agreement dated March 27, 1998 among
                     Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent.

        Exhibit 27:  Financial Data Schedule.

(b) Reports on Form 8-K:

    In a report filed on Form 8-K dated April 7, 1998, the Company submitted an underwriting agreement in connection with the public offering on April 13, 1998 of $100 million principal amount of 6.05% Senior Notes due April 15, 2003 and $200 million principal amount of 6.75% Senior Debentures due April 15, 2018.

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

June 15, 1998