Form 10-K
period 1998-07-31
LITTON INDUSTRIES INC
filed 1998-10-13
CIK 59880

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 12, 1998
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 30, 1998 the aggregate market value of the Registrant's voting stock held by non-affiliates was $2.678 billion.

     On September 30, 1998 there were 45,455,777 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on December 3, 1998.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                             PAGE
                                                                             ----
PART I

  Item  1:     Business....................................................     1
  Item  2:     Properties..................................................     4
  Item  3:     Legal Proceedings...........................................     4
  Item  4:     Submission of Matters to a Vote of Security Holders.........     5

PART II

  Item  5:     Market for the Registrant's Common Equity and Related
                 Stockholder Matters.......................................     6
  Item  6:     Selected Financial Data.....................................     6
  Item  7:     Management's Discussion and Analysis of Financial Condition
               and Results of Operations...................................     6
  Item 7a:     Quantitative and Qualitative Disclosures About Market
                 Risk......................................................     6
  Item  8:     Financial Statements and Supplementary Data.................     6
  Item  9:     Disagreements on Accounting and Financial Disclosure........     6

PART III

  Item 10:     Directors and Executive Officers of the Registrant..........    13
  Item 11:     Executive Compensation......................................    14
  Item 12:     Security Ownership of Certain Beneficial Owners and
                 Management................................................    14
  Item 13:     Certain Relationships and Related Transactions..............    14

PART IV

  Item 14:     Exhibits, Financial Statement Schedules and Reports on Form
                 8-K.......................................................    15

Signatures.................................................................    17

                                     PART I

ITEM 1. BUSINESS

     Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) is a high-technology electronics company which provides advanced electronic, defense, marine and technology-based information systems and products to military, non-defense governmental, civil and commercial customers. In addition, the Company is a primary builder of large multimission surface combatant ships and a provider of overhaul, repair, modernization, design and engineering services, primarily for the U.S. Navy. Litton is also an international supplier of connectors, multilayer circuit boards, solder materials, laser crystals and other electronic components used primarily in the telecommunications, industrial and computer markets. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 34,900 employees at more than 26 divisions and seven countries.

     The Company's businesses are reported in four business segments: Advanced Electronics, Information Systems, Marine Engineering and Production, and Electronic Components and Materials. Information about the Company's business segments appears on pages F-20 and F-21 of this Annual Report on Form 10-K. This information includes sales and service revenues, operating profit and identifiable assets for each of the three years ended July 31, 1998. Effective August 1, 1997, Information Systems, previously reported with the Advanced Electronics segment, has been reported as a separate segment. Accordingly, the segment information for prior periods presented herein has been restated to reflect this change.

  Advanced Electronics

     The Advanced Electronics segment is a major supplier and integrator of electronic systems and related services to the U.S. and international military and commercial markets. The principal businesses comprising the Advanced Electronics segment are navigation, guidance and control systems, marine electronics and electronic warfare systems. The primary products include inertial navigation systems, IFF (identification friend or foe) systems, marine bridge, steering and machinery control systems, displays, computers, laser range finders and target designators, threat warning and electro-optical systems, microwave tubes and military air traffic control systems. The Company also provides and integrates shipboard engineering, information and communications control systems and avionics systems.

     Sales backlog for the Advanced Electronics segment was $1.463 billion and $1.612 billion at July 31, 1998 and 1997. Of the backlog at July 31, 1998, $303 million is expected to be realized as sales in years after fiscal year 1999 and $960 million is related to worldwide defense contract backlog.

     Approximately 48% of the Advanced Electronics segment's revenues in fiscal year 1998 were derived from sales to the U.S. Government.

  Information Systems

     The Information Systems segment is a leading supplier of information systems, technology and related services to the U.S. Government (for both defense and non-defense applications), as well as state, local and commercial customers. In addition to systems integration and networking solutions, this segment supplies tactical command, control and communication systems to military customers and provides systems and related services and support to other non-defense governmental and commercial customers. The acquisition of TASC, Inc. ("TASC") in April 1998 provides access to the national intelligence sector and enhanced the Company's opportunities in the expanding C(4)ISR markets (command, control, communications, computer, intelligence, surveillance and reconnaissance).

     Firm backlog for the Information Systems segment was $877.7 million and $518.1 million at July 31, 1998 and 1997. Of the backlog at July 31, 1998, $299 million is expected to be realized as sales in years after fiscal year 1999 and $434 million is related to defense contract backlog. In addition, PRC Inc. ("PRC", a subsidiary of the Company) and TASC had unfunded backlog with potential future contract values totaling approximately $1.8 billion at July 31, 1998 compared with $1.5 billion for PRC at July 31, 1997.

     Approximately 86% of the revenues for the Information Systems segment in fiscal year 1998 were derived from sales to the U.S. Government.

  Marine Engineering and Production

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services primarily for the U.S. Navy. Since 1975, the Company has delivered a total of 76 new destroyers, cruisers and amphibious assault ships to the U.S. Navy. The Company is also exploring opportunities in commercial vessels, offshore drilling rigs and production platforms and has been under contract to build multiple offshore supply vessels for a company engaged in marine supply services.

     Sales backlog for the Marine Engineering and Production segment was $3.472 billion and $3.231 billion at July 31, 1998 and 1997, respectively. Of the backlog at July 31, 1998, approximately $2.407 billion is expected to be realized as sales in years after fiscal 1999.

     Approximately 97% of the revenues for the Marine Engineering and Production segment in fiscal year 1998 were derived from sales to the U.S. Government.

  Electronic Components and Materials

     The Electronic Components and Materials segment designs and manufactures backpanel assemblies, printed circuit boards, specialty motors, slip rings and signal, power and fiber optic connectors and produces soldering materials, laser crystals, gallium arsenide substrates and microwave components for primarily commercial markets worldwide.

     Sales backlog for the Electronic Components and Materials segment was $228.7 million and $164.6 million at July 31, 1998 and 1997, respectively. Substantially all of the backlog at July 31, 1998 is expected to be realized in sales in the next fiscal year.

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

  U.S. Government Contracts

     Approximately 66% of the Company's total sales and service revenues for fiscal year 1998 were from U.S. Government contracts and subcontracts. Approximately 70% of these revenues related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

  Research and Development

     Worldwide expenditures on research and development activities amounted to $233.8 million, $241.8 million and $217.0 million, of which approximately 33%, 29% and 30% was Company-sponsored in the years ended July 31, 1998, 1997 and 1996, respectively. In fiscal 1998, the Advanced Electronics segment accounted for 61%, of the total research and development expenditures.

  Environmental Protection

     During the fiscal year ended July 31, 1998, the amounts incurred to comply with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 3, 7, and 8 of this Annual Report on Form 10-K.

  Number of Employees

     At July 31, 1998, the Company had approximately 34,900 full-time employees. Employment by business segment was as follows:

     Marine Engineering and Production...........................  10,800
     Advanced Electronics........................................  10,600
     Information Systems.........................................   9,300
     Electronic Components and Materials.........................   4,200
                                                                   ------
                                                                   34,900
                                                                   ======

  Financial Information by Geographic Area

     See Operations by Geographic Area on pages F-20 and F-21 of this Annual Report on Form 10-K.

  Forward-Looking Statements

     Except for the historical information, this Annual Report on Form 10-K contains forward-looking statements, which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed herein. As a supplier of services and defense products to the United States, estimates or projections particularly can be affected by government budgets and stability of international relations.

ITEM 2. PROPERTIES

     The Company's principal plants and offices have an aggregate floor area of approximately 8,718,000 square feet, of which 7,642,000 square feet (87.7%) are located in the United States, and 1,076,000 square feet (12.3%) are located outside of the United States, primarily in Canada and Western Europe. The Company's executive offices, in owned premises, are at 21240 Burbank Boulevard, Woodland Hills, California.

     These properties are used by the various business segments as follows:

                                                                   SQUARE FEET
                                                                   -----------
     Advanced Electronics........................................   3,574,000
     Marine Engineering and Production...........................   1,891,000
     Information Systems.........................................   1,850,000
     Electronic Components and Materials.........................   1,297,000
     Corporate...................................................     106,000
                                                                    ---------
                                                                    8,718,000
                                                                    =========

     Approximately 6,236,000 square feet (71.5%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

     The Company's principal plants and offices in the United States are situated in 35 locations in 18 states as follows:

     STATE                                                        SQUARE FEET
     -----                                                        -----------
     California..................................................   2,131,000
     Mississippi.................................................   1,946,000
     Virginia....................................................   1,373,000
     Pennsylvania................................................     236,000
     Utah........................................................     216,000
     Iowa........................................................     203,000
     Other states................................................   1,537,000
                                                                    ---------
                                                                    7,642,000
                                                                    =========

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

ITEM 3. LEGAL PROCEEDINGS

     (a) Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. On March 17, 1997, the U.S. Supreme Court vacated the Court of Appeals ruling and remanded the case to the Court of Appeals for further consideration in view of the Supreme Court's decision in Warner-Jenkins Co. v. Hilton Davis Chemical Co. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid and ordered a new trial on both liability and damages for the patent and interference with contract and prospective business advantage claims. The Company has requested a trial date in December of 1998.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, a jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court. The District Court set a trial date of October 28, 1998.

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

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on page F-22 and dividend information which is set forth on page F-13 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 30, 1998.

ITEM 6. SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on pages 7 and 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption "Financial Review and Analysis" on pages 9 through 12 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information under the caption "Financial Review and Analysis" on page 11 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          PAGE
                                                                          ----
Management's Responsibility for Financial Reporting.....................  F-1
Independent Auditors' Report............................................  F-2
Consolidated Statements of Operations...................................  F-3
Consolidated Balance Sheets.............................................  F-4
Consolidated Statements of Shareholders' Investment.....................  F-5
Consolidated Statements of Cash Flows...................................  F-6
Notes to Consolidated Financial Statements..............................  F-7
Quarterly Financial Information (unaudited).............................  F-22

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF FINANCIAL INFORMATION
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED JULY 31
                                             ----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
Operating Results
  Sales and Service Revenues...............  $4,399.9   $4,175.5   $3,611.5   $3,319.7   $3,446.1
  Segment Operating Profit.................     410.0      369.6      320.1      280.5      181.4
  Earnings (Loss) before Extraordinary Item
     Continuing Operations.................  $  181.4   $  162.0   $  150.9   $  135.0   $   51.3
     Discontinued Operations...............        --         --         --         --     (173.1)
  Extraordinary Loss.......................        --         --         --         --      (30.7)
                                             --------   --------   --------   --------   --------
  Net Earnings (Loss)......................  $  181.4   $  162.0   $  150.9   $  135.0   $ (152.5)
                                             ========   ========   ========   ========   ========
  Sales to the U.S. Government as a Percent
     of Total Sales........................        66%        67%        71%        73%        73%
Financial Position at Year End
  Total Assets.............................  $4,049.8   $3,519.7   $3,431.4   $2,559.6   $2,254.3
  Shareholders' Investment.................   1,187.2    1,039.0      917.3      758.1      610.4
  Long-term Obligations....................     771.3      507.3      514.5      103.6      105.6
  Working Capital..........................     162.6      121.2       68.8      130.1       36.9
  Current Ratio............................      1.09       1.07       1.04       1.10       1.03
Common Share Data
Earnings (Loss) per Share:
Basic
  Earnings (Loss) before Extraordinary Item
     Continuing Operations.................  $   3.91   $   3.48   $   3.24   $   2.92   $   1.10
     Discontinued Operations...............        --         --         --         --      (3.79)
  Extraordinary Loss.......................        --         --         --         --      (0.67)
                                             --------   --------   --------   --------   --------
          Total Basic......................  $   3.91   $   3.48   $   3.24   $   2.92   $  (3.36)
                                             ========   ========   ========   ========   ========
Diluted
  Earnings (Loss) before Extraordinary Item
     Continuing Operations.................  $   3.82   $   3.40   $   3.15   $   2.84   $   1.08
     Discontinued Operations...............        --         --         --         --      (3.70)
  Extraordinary Loss.......................        --         --         --         --      (0.66)
                                             --------   --------   --------   --------   --------
          Total Diluted....................  $   3.82   $   3.40   $   3.15   $   2.84   $  (3.28)
                                             ========   ========   ========   ========   ========

See Notes on page 8.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          (DOLLAR AMOUNTS IN MILLIONS)

                                                              YEAR ENDED JULY 31
                                             ----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             --------   --------   --------   --------   --------
Book Value per Share at Year End...........     25.71      22.37      19.48      16.19      13.07
Common Shares Outstanding at Year End (in
  millions)................................      45.8       46.0       46.6       46.2       45.9
Shares Used to Compute Basic Earnings
  (Loss) per Share (in millions)...........      46.1       46.3       46.3       46.0       45.7
Shares Used to Compute Diluted Earnings
  (Loss) per Share (in millions)...........      47.3       47.4       47.6       47.2       46.8
Other Selected Financial Information
  Capital Expenditures.....................  $  115.7   $  113.1   $   91.0   $   98.3   $   80.6
  Depreciation and Amortization Expense....     147.6      137.5      113.8       95.4       98.4
  Research and Development Expenditures....     233.8      241.8      217.0      227.1      220.1
  Backlog at Year End*.....................   6,041.5    5,525.5    5,666.9    5,137.8    5,466.6
  Number of Employees at Year End..........    34,900     31,500     33,500     29,100     29,000

---------------
* In addition, the Company's PRC Inc. and TASC, Inc. (acquired in fiscal year
  1998) subsidiaries had unfunded backlog with potential contract values totaling approximately $1.8 billion, $1.5 billion and $1 billion for fiscal years 1998, 1997 and 1996, respectively.

NOTES:

(A) Financial information for fiscal year 1994 included the results of Western Atlas Inc. ("WAI"), a former subsidiary of Litton. The shares of common stock of WAI were distributed to holders of Litton Common stock in the form of a dividend on March 17, 1994. The accounts of WAI have been segregated and reflected as discontinued operations. Results for fiscal year 1994 also included the settlement of a civil suit and extraordinary loss on early extinguishment of debt.

(B) During the five year period ended July 31, 1998, the Company declared no cash dividends on its Common stock. In 1994, the Company distributed all of the issued and outstanding shares of common stock of its previously wholly-owned subsidiary, WAI, in the form of a dividend to holders of Litton Common stock.

ITEM 7. FINANCIAL REVIEW AND ANALYSIS

     The Company is a high-technology electronics company which provides advanced electronic, defense, marine and technology-based information systems and products to military, non-defense governmental, civil and commercial customers. In addition, the Company is a primary builder of large multimission surface combatant ships and a provider of overhaul, repair, modernization, design and engineering services, primarily for the U.S. Navy. Litton is also an international supplier of connectors, multilayer circuit boards, solder materials, laser crystals and other electronic components used primarily in the telecommunications, industrial and computer markets.

     Effective August 1, 1997, the Information Systems businesses have been reported as a separate segment. Accordingly, the segment information relating to prior fiscal years discussed herein has been restated to reflect this change.

     Segment information can be found on pages F-20 and F-21.

  Fiscal Year 1998 Compared To 1997

     The Company reported sales and operating profit of $4.40 billion and $410.0 million for fiscal year 1998 compared with $4.18 billion and $369.6 million, respectively, for fiscal year 1997. Operating margins improved for the Advanced Electronics, Marine Engineering and Production and Electronic Components and Materials segments. Net earnings and earnings per share rose 12% to $181.4 million and $3.82, respectively, compared with $162.0 million and $3.40, respectively, for the prior fiscal year.

     The Advanced Electronics segment reported sales and operating profit of $1.59 billion and $110.6 million for fiscal year 1998 compared with $1.53 billion and $96.5 million, respectively, for the fiscal year 1997. The improvements in sales and operating profit for the current fiscal year were primarily attributable to higher volume on programs in the integrated avionics systems and radar warning systems businesses and the acquisition of Racal Marine Group("Decca") in February 1997. Operating profit also benefited from reduced program costs in certain defense electronics programs. Backlog for this segment at July 31, 1998 was $1.46 billion compared with $1.61 billion at July 31, 1997.

     The Information Systems segment reported sales and operating profit of $1.24 billion and $70.4 million for fiscal year 1998 compared with $1.08 billion and $74.9 million for fiscal year 1997. The increase in sales was mainly due to the acquisitions of TASC in April 1998, as described in Note B, and SAI Technology ("SAIT") in March 1997. TASC provides a broad spectrum of technology-based information services and products to the national intelligence sector, the U.S. Department of Defense and to non-defense government and commercial customers. The increase in sales from these acquisitions was offset by lower than expected volume under the PRC Inc. subsidiary's Super-Minicomputer contract with various U.S. Government agencies to provide computer systems integration and networking solutions. Operating profit was also impacted by an increasingly competitive federal procurement environment and by investments in new programs and technology made to address new market opportunities associated with software used in mobile command and control systems and displays and computer products. Firm backlog at July 31, 1998 for the Information Systems segment increased to $877.7 million from $518.1 million at July 31, 1997 due mainly to the acquisition of TASC. In addition, TASC and PRC have unfunded backlog with potential contract values of up to $1.8 billion at July 31, 1998 compared with $1.5 billion for PRC at July 31, 1997.

     The Marine Engineering and Production segment reported sales and operating profit of $1.03 billion and $134.4 million for fiscal year 1998 compared with $1.11 billion and $135.0 million for fiscal year 1997. The decline in sales reflected contracts completed during fiscal years 1997 and 1998 including an Aegis destroyer and a LHD class amphibious assault ship delivered in the third and fourth quarter, respectively, of the current fiscal year. This sales decline was partially offset by other contracts moving into more advanced stages of production, including a seventh LHD class amphibious assault ship and three Aegis destroyers. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued production efficiencies. Current construction activities include four Aegis destroyers, one LHD class amphibious assault ship, and multiple offshore supply vessels for a commercial customer. During fiscal year

1998, the U.S. Navy awarded the Company a contract to build six additional Aegis destroyers with options for two more. Two of the six Aegis destroyers awarded have been funded for construction and contributed to an increase in backlog to $3.48 billion at July 31, 1998 from $3.23 billion at July 31, 1997.

     The Electronic Components and Materials segment reported sales and operating profit of $595.8 million and $98.6 million for the current fiscal year compared with $508.3 million and $69.7 million for the prior year. These improvements were driven by continued strong demand for this segment's commercial electronics products as a result of the trend of outsourcing by original equipment manufacturers (OEMs) in the telecommunications and computer industries. Process improvements and cost reduction also contributed to the improved results. The Company is responding to the strong demand by investing in product development and expanding production capacity.

  Fiscal Year 1997 Compared To 1996

     Total sales and operating profit for fiscal year 1997 were $4.18 billion and $369.6 million, respectively, representing increases of 16% and 15%, respectively, over the prior year's results. Net earnings increased 7% to $162.0 million after an increase in interest expense for fiscal year 1997 compared with net earnings of $150.9 million for fiscal year 1996.

     The increase in sales and operating profit for the Advanced Electronics segment primarily reflected the acquisitions of Sperry Marine Inc. ("Sperry Marine"), a leading supplier of marine electronic navigation and guidance systems, in May 1996 and Decca, a provider of marine electronic equipment, in February 1997. The combined technologies and capabilities of Sperry Marine and Decca have enabled the Company to provide systems-wide solutions to the marine markets for both defense and commercial applications. Backlog for the Advanced Electronics segment was $1.61 billion at July 31, 1997 compared with $1.66 billion at July 31, 1996.

     Sales and operating profit for the Information Systems segment were significantly higher primarily as a result of the acquisition of PRC in February 1996. PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and reengineers business processes for the U.S. Government and other customers. PRC generates a significant portion of its revenues from providing systems integration and computer-based solutions to the non-defense federal, state and local government markets. The Company also strengthened its position in the electronic display market with the acquisition of SAIT in March 1997. SAIT provides customized and ruggedized mobile computing equipment and systems for commercial and military operations worldwide. Firm backlog for the Information Systems segment at July 31, 1997 amounted to $518.1 million compared with $569.2 million at July 31, 1996. In addition, PRC had unfunded backlog with potential contract values totaling approximately $1.5 billion at July 31, 1997 compared with $1.0 billion at July 31, 1996.

     Sales for the Marine Engineering and Production segment for fiscal year 1997 decreased due to a lower level of construction activities as a result of contracts being completed, including two Aegis destroyers during each of fiscal years 1997 and 1996 and a fifth LHD class amphibious assault ship in fiscal year 1997. This decline was partially offset by other contracts moving into more advanced stages of production and the startup of production on a seventh LHD class amphibious assault ship. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued cost reduction efforts. During fiscal year 1997, the U.S. Navy awarded the Company a contract to begin advance procurement of material to be used in the construction of Aegis destroyers, for which a contract to build six additional Aegis destroyers, along with options for two more, was awarded during fiscal year 1998. The Company also received two contract awards in fiscal year 1997 to build multiple offshore supply vessels for a customer in the commercial ship chartering industry. Backlog for the Marine Engineering and Production segment at July 31, 1997 was $3.23 billion compared with $3.29 billion at July 31, 1996.

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

  Liquidity and Capital Resources

     In connection with the acquisition of TASC in April 1998, the Company issued $100 million principal amount of 6.05% Senior Notes due 2003, $200 million principal amount of 6.75% Senior Debentures due 2018 and sold commercial paper (see Note C). The aforementioned borrowings incurred for the acquisition of TASC as well as borrowings in connection with a payment of prior years' taxes were the primary reasons for the increase in interest expense in fiscal year 1998 compared with 1997. During the year, cash flow from operations provided the funds to meet operating needs, make capital expenditures and repurchase 822,100 shares of Common stock. During fiscal year 1998, the Company entered into a new revolving credit agreement totaling $400 million which serves as a back-up facility for its commercial paper program. The Company also has unused credit commitments of $400 million under a revolving credit agreement with various banks available for its general use and replacement of existing debt.

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

  Market Risk Disclosure

     The Company has exposures to interest rate risk primarily from its short-term and long-term borrowings and to exchange rate risk with respect to its foreign operations and from foreign currency transactions. In general, the Company's long-term borrowings are fixed rate debt and the short-term borrowings are variable rate debt. See Note C for components of the Company's short-term and long-term obligations. At July 31, 1998, the carrying value of the long-term fixed rate borrowings was $699.5 million compared with an estimated fair value of $731.8 million. If the interest rates were 10% lower, the projected fair value at July 31, 1998 would have been $789.3 million. Based on short-term borrowings outstanding at July 31, 1998 and the weighted-average interest rates related to such borrowings as of July 31, 1998, a hypothetical 10% increase to the interest rates would not have a significant impact on the Company's results of operations or cash flows.

     The Company from time to time enters into foreign currency exchange contracts to hedge certain foreign currency transactions and commitments and to reduce its exposure resulting from investments in certain foreign operations. These contracts were not significant at July 31, 1998. A hypothetical 10% change in the relevant currency rates at July 31, 1998 would not have a material impact on the Company's results of operations or cash flows.

  Year 2000

     The Company has developed plans and a program to address the potential impact of the Year 2000 on its business systems, facilities and products which may include imbedded software. Each of these areas has been inventoried for potential Year 2000 impact. Detailed implementation plans are in place for the required modifications or replacements. The process and progress is monitored on a regular basis by a special corporate task group of management, audit and legal personnel and reported to management and the Audit and Compliance Committee of the Board of Directors. Implementation of the required changes to critical systems, facilities and products is expected to be completed during fiscal year 1999. The Company is in contact with major suppliers and customers and is developing backup and contingency plans both in relation to internal systems, facilities and products and third parties. Incremental costs to address and achieve Year 2000 compliance are expensed as incurred. Such costs are approximately $9 million through July 31, 1998 and expected to total $22 million. In addition, the Company has continued its process of replacing manufacturing and business systems with more efficient and technologically up to date systems that are also Year 2000 compliant. The Company believes it is taking reasonable steps to prevent a material adverse operational or financial impact from a non-compliant situation. The effect, if any, on the Company's results of operations if the Company, any of its customers or suppliers is not Year 2000 compliant is not reasonably estimable. This discussion contains forward-looking statements containing such words as "expected", "estimated", "believes" and "reasonably estimable". The actual results may differ if implementation plans, the backup and contingency plans are not implemented by third parties or the information provided by third parties is incorrect.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company will be included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1998, which is hereby incorporated by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 7, 1998 and their business experience during the prior five years:

                                                          POSITIONS AND OFFICES PRESENTLY
               NAME                  AGE                   HELD AND BUSINESS EXPERIENCE
               ----                  ---                  -------------------------------
Michael R. Brown...................  57     Chief Executive Officer since March, 1998, President since
                                            December, 1995 and a director since September, 1995; prior thereto: Chief Operating Officer (1995-1998), Executive
                                            Vice President (1995), Group Executive of the Information
                                            Systems Group (1995-1997), Senior Vice President
                                            (1992-1995).
Larry A. Frame.....................  62     Senior Vice President and Group Executive of the
                                            Navigation, Guidance and Control Systems Group since March,
                                            1994; prior thereto: Vice President (1990-1994).
Harry Halamandaris.................  60     Senior Vice President since June, 1996 and Group Executive of the Electronic Warfare Systems Group since September,
                                            1995; prior thereto: Vice President for Strategic Planning
                                            (1995), Vice President and Group Executive of Kaiser
                                            Aerospace & Electronics, Inc. (1994-1995), Director of
                                            Corporate Technology, Teledyne, Inc. (1989-1994).
John M. Leonis.....................  64     Chairman of the Board since December, 1995 and a director
                                            since March, 1994; prior thereto: Chief Executive Officer
                                            (1994-1998), President (1994-1995), Senior Vice President
                                            (1990-1994).
Donald A. Lepore...................  62     Senior Vice President since September, 1996 and Group
                                            Executive of the Electronic Components and Materials Group
                                            since 1986; prior thereto: Vice President (1986-1996).
Alden V. Munson, Jr................  56     Senior Vice President and Group Executive of the
                                            Information Systems Group since April 1997; prior thereto:
                                            Vice President, TRW Credit and Commercial Information
                                            Systems (1995-1997), Vice President and Program Manager,
                                            TRW Space and Electronics Group (1994-1995), Vice President
                                            and General Manager, TRW Systems Development Division
                                            (1988-1994).
Timothy G. Paulson.................  51     Vice President and Treasurer since June, 1994; prior
                                            thereto: Vice President of Finance and Administration of
                                            the Company's Amecom Division (1991-1994).

                                                          POSITIONS AND OFFICES PRESENTLY
               NAME                  AGE                   HELD AND BUSINESS EXPERIENCE
               ----                  ---                  -------------------------------
John E. Preston....................  57     Senior Vice President and General Counsel since March,
                                            1994; prior thereto: Vice President and Associate General
                                            Counsel (1990-1994).

Gerald J. St. Pe'..................  58     Senior Vice President since 1986 and President of Ingalls
                                            Shipbuilding, Inc., a subsidiary of the Company, since
                                            1987.

Carol A. Wiesner...................  59     Vice President and Controller since June, 1994; prior
                                            thereto: Vice President and Treasurer (1988-1994).

ITEM 11. EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1998, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1998, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1998, which is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                       PAGE
                                                                       ----
(a)(1)   Financial Statements

         See Item 8 of Part II hereof

(a)(2)   Financial Statement Schedules

            The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated financial statements for each of the three years in the period ended July 31, 1998.

(a)(3)   Executive Compensation Plans and Arrangements...............   16

(b)      Reports on Form 8-K

         (1) There were no reports on Form 8-K filed during the fourth quarter ended July 31, 1998.

(c)      Index to Exhibits...........................................  E-1

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                           REPORT WITH
                                                              EXHIBIT     WHICH EXHIBIT
                        DESCRIPTION                             NO.         WAS FILED
                        -----------                           -------     --------------
Directors' annual retainer and attendance fees..............  10.1  (a)   1998 Form 10-K
Director retirement age and postretirement payments to
  directors.................................................  10.2  (b)   1991 Form 10-K
Litton Supplemental Retirement Plan.........................  10.3        1983 Form 10-K
     -- Amendment to the Litton Supplemental Retirement
      Plan..................................................  10.1        April, 1993
                                                                          Form 10-Q
Form of the agreement under the Litton Industries, Inc.
  Executive Survivor Benefit Plan...........................  10.4  (a)   1984 Form 10-K
     -- Amendment to the Executive Survivor Benefit Plan,
      adopted June 13, 1986.................................  10.4  (a)   1986 Form 10-K
Incentive loans.............................................  10.8  (a)   1991 Form 10-K
     -- Amendment to Incentive loan program.................  10.5  (b)   1996 Form 10-K
Supplemental Medical Insurance Plan.........................  10.10       1990 Form 10-K
Orion L. Hoch Supplemental Retirement Agreement and
  Supplemental Medical Insurance Plan.......................  10.13 (b)   1983 Form 10-K
     -- First Amendment.....................................  10.13 (c)   1984 Form 10-K
     -- Second Amendment....................................  10.4        April, 1994
                                                                          Form 10-Q
     -- Approval for participation in the Supplemental
      Medical Insurance Plan................................  10.2        April, 1994
                                                                          Form 10-Q
Lifetime participation of Fred W. O'Green and Mildred G.
  O'Green in the Supplemental Medical Insurance Plan........  10.13 (e)   1988 Form 10-K
Litton Industries Inc. 1984 Long-Term Stock Incentive Plan,
  as amended and restated...................................  10.1        October, 1996
                                                                          Form 10-Q
     -- Amendment dated September 18, 1997..................  10.10 (f)   1997 Form 10-K
Litton Industries, Inc. Performance Award Plan..............  10.2        October, 1996
                                                                          Form 10-Q
Litton Industries, Inc. Restoration Plan....................  10.16       1989 Form 10-K
Litton Industries, Inc. Director Stock Option Plan..........  10.18 (a)   1989 Form 10-K
     -- Amendment dated March 12, 1992......................  10.18 (b)   1992 Form 10-K
     -- Adjustment for the distribution of Western Atlas
      Inc...................................................  10.18 (c)   1993 Form 10-K
     -- Board of Directors Resolution adopted October 27,
      1994..................................................  10.13 (d)   1995 Form 10-K
     -- Board of Directors Resolution adopted September 18,
      1997..................................................  10.13 (e)   1997 Form 10-K
The Company's "Group Bonus Plan"............................  10          October, 1997
                                                                          Form 10-Q
Litton Industries, Inc. Supplemental Executive Retirement
  Plan......................................................  10.22       1995 Form 10-K
     -- Amendment No. 1.....................................  10.22 (b)   1997 Form 10-K
     -- Amendment No. 2.....................................  10.22 (c)   1997 Form 10-K
Litton Industries, Inc. Deferred Compensation Plan for        10.26       April, 1993
  Directors.................................................              Form 10-Q
Form of Change of Control Employment Agreement..............  10.27       1993 Form 10-K

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.

                                          /s/ CAROL A. WIESNER

                                          --------------------------------------
                                          Carol A. Wiesner
                                          Vice President and Controller
                                          (Principal Financial Officer)

October 12, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ALTON J. BRANN                                 /s/ MICHAEL R. BROWN
--------------------------------------------       --------------------------------------------
Alton J. Brann, October 12, 1998                   Michael R. Brown, October 12, 1998
Director                                           Director,
                                                   President and Chief Executive Officer


/s/ J. T. CASEY                                    /s/ CAROL B. HALLETT
--------------------------------------------       --------------------------------------------
Joseph T. Casey, October 12, 1998                  Carol B. Hallett, October 12, 1998
Director                                           Director

/s/ O. L. HOCH                                     /s/ DAVID E. JEREMIAH
--------------------------------------------       --------------------------------------------
Orion L. Hoch, October 12, 1998                    David E. Jeremiah, October 12, 1998
Director                                           Director

/s/ JOHN M. LEONIS                                 /s/ WILLIAM P. SOMMERS
--------------------------------------------       --------------------------------------------
John M. Leonis, October 12, 1998                   William P. Sommers, October 12, 1998
Director,                                          Director
Chairman of the Board

/s/ C. B. THORNTON, JR.                            /s/ CAROL A. WIESNER
--------------------------------------------       --------------------------------------------
C. B. Thornton, Jr., October 12, 1998              Carol A. Wiesner, October 12, 1998
Director                                           Vice President and Controller
                                                   (Principal Financial Officer)

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

     Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of the Company and issue a report thereon. They have informed management and the Audit and Compliance Committee of the Board of Directors that their audits were conducted in accordance with generally accepted auditing standards that require a review and evaluation of internal controls to determine the nature, timing, and extent of audit testing. The Independent Auditors' Report is on page F-2 of this report.

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

/s/ CAROL A. WIESNER
------------------------------------------------------
Carol A. Wiesner
Vice President and Controller

September 23, 1998

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Litton Industries, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies as of July 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
September 23, 1998

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED JULY 31
                                                         --------------------------------------
                                                            1998          1997          1996
                                                         ----------    ----------    ----------
Sales and Service Revenues
  Product Sales........................................  $3,159,142    $3,090,702    $2,999,964
  Service Revenues.....................................   1,240,746     1,084,822       611,574
                                                         ----------    ----------    ----------

          Total........................................   4,399,888     4,175,524     3,611,538
                                                         ----------    ----------    ----------
Costs and Expenses
  Cost of product sales................................   2,391,990     2,376,755     2,353,232
  Cost of service revenues.............................     998,485       889,682       452,408
  Selling, general and administrative..................     507,531       457,239       424,724
  Depreciation and amortization........................     147,556       137,502       113,833
  Interest -- net......................................      52,043        44,370        13,728
                                                         ----------    ----------    ----------

          Total........................................   4,097,605     3,905,548     3,357,925
                                                         ----------    ----------    ----------
Earnings before Taxes on Income........................     302,283       269,976       253,613
Taxes on Income........................................    (120,913)     (107,990)     (102,713)
                                                         ----------    ----------    ----------

          Net Earnings.................................  $  181,370    $  161,986    $  150,900
                                                         ==========    ==========    ==========
Earnings per Share
  Basic................................................       $3.91         $3.48         $3.24
                                                              =====         =====         =====

  Diluted..............................................       $3.82         $3.40         $3.15
                                                              =====         =====         =====


          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      JULY 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                        ASSETS
Current Assets
  Cash and marketable securities............................  $   31,925    $   19,894
  Accounts receivable less allowance for doubtful accounts
     of $34,785 (1998) and $37,019 (1997)...................     820,624       666,867
  Inventories less progress payments........................     635,942       629,206
  Deferred tax assets.......................................     417,719       414,177
  Prepaid expenses..........................................      27,770        30,272
                                                              ----------    ----------
          Total Current Assets..............................   1,933,980     1,760,416
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     613,514       654,545
                                                              ----------    ----------
Goodwill and Other Intangibles, Net of Amortization of
  $154,062 (1998) and $114,480 (1997).......................   1,075,299       737,554
                                                              ----------    ----------
Other Assets and Long-term Investments......................     427,022       367,171
                                                              ----------    ----------
          Total Assets......................................  $4,049,815    $3,519,686
                                                              ==========    ==========
                       LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  876,850    $  869,880
  Payrolls and related expenses.............................     200,059       211,686
  Taxes on income...........................................      74,040        94,102
  Short-term debt...........................................     274,178       147,182
  Contract liabilities and customer deposits................     346,270       316,406
                                                              ----------    ----------
          Total Current Liabilities.........................   1,771,397     1,639,256
                                                              ----------    ----------
Long-term Obligations.......................................     771,321       507,344
                                                              ----------    ----------
Postretirement Benefit Obligations Other than Pensions......     206,397       205,331
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     113,461       128,736
                                                              ----------    ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B (liquidation
      preference $8,213)....................................       2,053         2,053
     Common stock (shares outstanding: 45,783,077 (1998) and
      45,996,175 (1997))....................................      45,783        45,996
  Additional paid-in capital................................     316,628       301,839
  Retained earnings.........................................     869,359       730,019
  Cumulative currency translation adjustment................     (46,584)      (40,888)
                                                              ----------    ----------
          Total Shareholders' Investment....................   1,187,239     1,039,019
                                                              ----------    ----------
          Total Liabilities and Shareholders' Investment....  $4,049,815    $3,519,686
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (THOUSANDS OF DOLLARS)

                                                     CAPITAL STOCK
                                                  --------------------
                                       TOTAL      PREFERRED                                      CUMULATIVE
                                       SHARE-     SERIES B     COMMON    ADDITIONAL               CURRENCY
                                      HOLDERS'       PAR        PAR       PAID-IN     RETAINED   TRANSLATION
                                     INVESTMENT   VALUE $5    VALUE $1    CAPITAL     EARNINGS   ADJUSTMENT
                                     ----------   ---------   --------   ----------   --------   -----------
BALANCE AT JULY 31, 1995...........  $  758,143    $2,053     $46,182     $284,399    $451,862    $(26,353)
  Net earnings.....................     150,900        --          --           --     150,900          --
  Cash dividends on Preferred --
     Series B ($2.00 per share)....        (821)       --          --           --        (821)         --
  Purchase of Common stock.........      (1,056)       --         (25)        (157)       (874)         --
  Exercise of stock options........      13,048        --         408       12,657         (17)         --
  Currency translation
     adjustment....................      (2,955)       --          --           --          --      (2,955)
                                     ----------    ------     -------     --------    --------    --------
BALANCE AT JULY 31, 1996...........     917,259     2,053      46,565      296,899     601,050     (29,308)
  Net earnings.....................     161,986        --          --           --     161,986          --
  Cash dividends on Preferred --
     Series B ($2.00 per share)....        (821)       --          --           --        (821)         --
  Purchase of Common stock.........     (38,675)       --        (875)      (5,604)    (32,196)         --
  Exercise of stock options........      10,850        --         306       10,544          --          --
  Currency translation
     adjustment....................     (11,580)       --          --           --          --     (11,580)
                                     ----------    ------     -------     --------    --------    --------
BALANCE AT JULY 31, 1997...........   1,039,019     2,053      45,996      301,839     730,019     (40,888)
  Net earnings.....................     181,370        --          --           --     181,370          --
  Cash dividends on Preferred --
     Series B ($2.00 per share)....        (821)       --          --           --        (821)         --
  Purchase of Common stock.........     (47,448)       --        (822)      (5,524)    (41,102)         --
  Exercise of stock options........      20,815        --         609       20,313        (107)         --
  Currency translation
     adjustment....................      (5,696)       --          --           --          --      (5,696)
                                     ----------    ------     -------     --------    --------    --------
BALANCE AT JULY 31, 1998...........  $1,187,239    $2,053     $45,783     $316,628    $869,359    $(46,584)
                                     ==========    ======     =======     ========    ========    ========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                    YEAR ENDED JULY 31
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Cash and cash equivalents at beginning of period...........  $  4,144    $ 77,105    $ 60,229
                                                             --------    --------    --------
Operating Activities
  Net earnings.............................................   181,370     161,986     150,900
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
     Depreciation and amortization.........................   147,556     137,502     113,833
     Changes in assets and liabilities, net of effects of
       acquisitions
       Accounts receivable.................................   (50,094)     41,353       4,263
       Inventories.........................................   (16,831)    (48,032)    (21,155)
       Prepaid expenses....................................     7,770       4,324      (3,661)
       Accounts payable....................................    (4,772)    (83,754)    (77,773)
       Payrolls and related expenses.......................     9,552     (15,703)      4,510
       Deferred and current taxes on income................   (46,724)     14,313     (67,054)
       Contract liabilities and customer deposits..........    34,693      63,901      (2,487)
     Other operating activities............................   (41,892)    (53,011)    (31,498)
                                                             --------    --------    --------
Cash provided by operating activities......................   220,628     222,879      69,878
                                                             --------    --------    --------
Investing Activities
  Purchase of businesses, net of cash acquired.............  (445,483)    (87,541)   (647,674)
  Purchase of capital assets...............................  (115,665)   (113,054)    (91,019)
  Proceeds from sale of capital assets.....................    47,210      47,837      11,351
  Decrease in other current marketable securities..........        --          --      34,717
  Other investing activities...............................   (17,117)    (15,770)      9,866
                                                             --------    --------    --------
Cash used for investing activities.........................  (531,055)   (168,528)   (682,759)
                                                             --------    --------    --------
Financing Activities
  Proceeds from issuance of long-term obligations..........   296,839      33,038     395,176
  Change in short-term debt, net...........................    91,447    (113,384)    224,462
  Purchase of Common stock.................................   (47,448)    (38,675)       (891)
  Other financing activities...............................   (18,380)     (8,291)     11,010
                                                             --------    --------    --------
Cash provided by (used for) financing activities...........   322,458    (127,312)    629,757
                                                             --------    --------    --------
Resulting in increase (decrease) in cash and cash
  equivalents..............................................    12,031     (72,961)     16,876
                                                             --------    --------    --------
Cash and cash equivalents at end of period.................  $ 16,175    $  4,144    $ 77,105
                                                             ========    ========    ========
Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents................................  $ 16,175    $  4,144    $ 77,105
  Marketable securities (U.S. Government obligations)......    15,750      15,750      15,750
                                                             --------    --------    --------
  Total cash and marketable securities.....................  $ 31,925    $ 19,894    $ 92,855
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

     CASH AND MARKETABLE SECURITIES Cash and marketable securities consist of the following:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Time deposits...............................................   $16,175      $ 4,144
U.S. Government obligations.................................    15,750       15,750
                                                               -------      -------
                                                               $31,925      $19,894
                                                               =======      =======

     Cash equivalents consist of securities purchased within three months of their maturity date and amounted to $16.2 million and $4.1 million in time deposits at July 31, 1998 and 1997, respectively.

     The Company's marketable securities at July 31, 1998 and 1997 consisted of obligations issued by the U.S. Government with an estimated fair market value of $19.4 million for both periods, based on quoted market prices, compared with a carrying amount of $15.8 million for both periods. These investments have been classified as held-to-maturity securities.

     EARNINGS PER SHARE The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), during fiscal year 1998. SFAS 128 replaced the previously reported primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Basic EPS is calculated based on the weighted-average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares. EPS amounts for prior periods presented have been restated to conform to the requirements of SFAS 128.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                 YEAR ENDED JULY 31
                                                  ------------------------------------------------
                                                       1998             1997             1996
                                                  --------------   --------------   --------------
                                                  (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Net earnings....................................   $   181,370      $   161,986      $   150,900
Preferred stock dividends.......................          (821)            (821)            (821)
                                                   -----------      -----------      -----------
Net earnings used for basic and diluted earnings
  per share calculations........................   $   180,549      $   161,165      $   150,079
                                                   ===========      ===========      ===========
Weighted-average common shares outstanding-used
  for basic earnings per share..................    46,125,197       46,338,833       46,345,444
Dilutive effect of stock options................     1,156,912        1,061,446        1,228,225
                                                   -----------      -----------      -----------
Number of shares used for diluted earnings per
  share.........................................    47,282,109       47,400,279       47,573,669
                                                   ===========      ===========      ===========
Basic earnings per share........................   $      3.91      $      3.48      $      3.24
                                                   ===========      ===========      ===========
Diluted earnings per share......................   $      3.82      $      3.40      $      3.15
                                                   ===========      ===========      ===========

                            LITTON INDUSTRIES, INC.

     INVENTORIES, LONG-TERM CONTRACTS AND REVENUE RECOGNITION Inventory costs under long-term contracts generally reflect actual or average costs and include general and administrative costs of the Marine Engineering and Production segment. For the Company's other business segments, general and administrative costs are expensed as incurred. Inventories other than costs under long-term contracts are stated at the lower of cost or market, generally using the average or actual cost method. Progress payments received are first offset against the related balance of unbilled receivables and inventories with any remainder included in "Contract liabilities and customer deposits".

     Product revenues and profits on long-term contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars incurred for the Marine Engineering and Production segment and generally on the costs incurred or units-of-delivery basis for the Company's other operations. Service revenues from fixed price and fixed price incentive contracts are recognized under the percentage of completion method on the basis of costs incurred to estimated total costs. Service revenues on cost reimbursement type contracts and time and materials contracts are recognized as costs are incurred or as work is performed. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

     RESEARCH AND DEVELOPMENT Worldwide expenditures on research and development activities amounted to $233.8 million, $241.8 million and $217.0 million, of which 33%, 29% and 30% was Company-sponsored, in the years ended July 31, 1998, 1997 and 1996, respectively. Company-sponsored research and development expenditures are charged to expense as incurred.

     PROPERTY, PLANT AND EQUIPMENT Investment in property, plant and equipment is stated at cost. Allowances for depreciation and amortization, computed generally by the straight-line method for financial statement purposes, are provided over the estimated useful lives of the related assets.

     FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Cumulative currency translation adjustment" component of Shareholders' Investment. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended July 31, 1998.

     GOODWILL AND OTHER INTANGIBLES For financial statement purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. Goodwill at July 31, 1998 and 1997 was $1,064.6 million and $722.0 million, respectively. The current and future profitability of the operations to which the goodwill relates are evaluated at least annually. These factors, along with management's plans with respect to the operations and the projected undiscounted cash flows, are considered in assessing the recoverability of the goodwill.

     ENVIRONMENTAL COSTS Provisions for environmental costs are recorded when the Company determines its responsibility for remedial efforts or environmental liability and such amounts are reasonably estimable. The Company's exposure may be mitigated by potential insurance reimbursements and recovery under the Company's U.S. Government contracts, to the extent recoverable. These reimbursements and recoveries are not recorded until collection is probable.

     FINANCIAL INSTRUMENTS In addition to the previously discussed cash and marketable securities and certain long-term notes and debentures discussed in Note C, the Company's other financial instruments include accounts receivable, accounts payable, short-term debt and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities approximate their market values due to their short maturity. Differences between the recorded amounts and market value of the remainder of the financial instruments were not material. The Company, from time to time, enters into foreign currency

                            LITTON INDUSTRIES, INC.

exchange contracts to reduce its exposure resulting from net investments in certain foreign operations. Gains and losses are included in "Cumulative currency translation adjustment". There were no outstanding contracts at July 31, 1998 and 1997. The Company also occasionally enters into foreign currency exchange contracts to hedge certain foreign currency transactions and firm commitments. The aggregate notional amounts of these contracts were not material at July 31, 1998 and 1997. As discussed in Note I, the Company also has off-balance sheet guarantees and letter of credit agreements with notional values totaling $453 million at July 31, 1998, relating principally to the guarantee of future performance on foreign government contracts.

     OTHER NEW ACCOUNTING STANDARDS In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. SFAS 133 is effective for the Company starting in its fiscal year 2000, but currently is not expected to have a significant impact.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106", which revises the disclosure requirements for pensions and other postretirement benefits. SFAS 132 is effective for the Company starting in its fiscal year 1999.

     In 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes new requirements on the reporting of information about operating segments, products and services, geographic areas and major customers. Although SFAS 131, which is effective for the Company starting in its fiscal year 1999, will require additional reporting and expanded disclosures, the Company does not anticipate significant changes to its reportable segments.

     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes "all changes in equity during a period except those resulting from investments by owners and distributions to owners". SFAS 130 is effective for the Company starting in its fiscal year 1999 and is expected to impact the Company's reporting of currency effects from translating the financial statements of non-U.S. subsidiaries and divisions currently included as a component of Shareholders' Investment.

NOTE B:  ACQUISITIONS

     On April 1, 1998, the Company acquired TASC from Primark Corporation for a preliminary purchase price of $432 million in cash. TASC, with revenues of approximately $440 million for its fiscal year ended December 31, 1997, is a leading provider of information technology and services to the national intelligence sector, the Department of Defense and non-defense and commercial customers. The acquisition has been accounted for under the purchase method of accounting and reflected herein based upon preliminary allocations of the purchase price which is subject to finalization.

     During fiscal year 1997, the Company completed the acquisitions of Decca and SAIT. Decca, headquartered in the U.K., provides diverse marine electronic equipment, including radars, electronic chart systems, chart video plotting systems and bridge monitoring systems. SAIT manufactures customized and ruggedized mobile computing equipment and systems for military and commercial applications worldwide. Acquisitions made during fiscal year 1996 included PRC and Sperry Marine. PRC is a diversified information technology company that designs, develops, integrates and supports computer-based information handling and processing systems and reengineers business processes for the U.S. Government, commercial customers and state and local governments. Sperry Marine is a provider of advanced electronic navigation and guidance systems to commercial and military customers for marine uses. Other acquisitions made during each of the three fiscal years ended July 31, 1998 are considered integral to the Company's goals, but did not significantly affect the consolidated financial statements.

                            LITTON INDUSTRIES, INC.

NOTE C:  DEBT AND INTEREST

     Short-term debt is composed of:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Commercial paper and notes payable to banks, with
  weighted-average interest at 5.7%(1998) and 5.3% (1997)...  $270,538     $124,318
Current portion of long-term obligations....................     3,640       22,864
                                                              --------     --------
                                                              $274,178     $147,182
                                                              ========     ========

     Long-term obligations consist of the following:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
6.05% senior notes due 2003.................................  $100,000     $     --
6.75% senior debentures due 2018............................   200,000           --
7.75% debentures due 2026...................................   300,000      300,000
6.98% debentures due 2036...................................   100,000      100,000
Pension accruals (other than U.S. plans)....................    62,327       59,102
Notes payable with weighted-average interest at 5.8%........        --       31,189
Other.......................................................     8,994       17,053
                                                              --------     --------
                                                              $771,321     $507,344
                                                              ========     ========

     Long-term obligations at July 31, 1998 mature as follows:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Year ended July 31
2000........................................................         $  4,440
2001........................................................            3,526
2002........................................................            3,395
2003........................................................          102,155
Years subsequent to July 31, 2003...........................          657,805
                                                                     --------
                                                                     $771,321
                                                                     ========

     In connection with the acquisition of TASC in April 1998, the Company issued $100 million principal amount of 6.05% senior notes due April 15, 2003 (the "2003 notes"), $200 million principal amount of 6.75% senior debentures due April 15, 2018 (the "2018 debentures" and together with the 2003 notes, the "securities") and sold commercial paper. Interest on the securities is payable semi-annually on April 15 and October 15, commencing October 15, 1998. The 2003 notes are not redeemable prior to maturity. The 2018 debentures are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The aggregate estimated fair value of the $300 million principal amount of notes and debentures at July 31, 1998 was $297.8 million, based on interest rates available for debt with similar terms.

     In fiscal year 1996, the Company issued $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036 in connection

                            LITTON INDUSTRIES, INC.

with the acquisition of PRC. Interest on these debentures is payable semiannually on March 15 and September 15, commencing on September 15, 1996. The debentures are redeemable in whole or in part, at the option of the Company at any time in the case of the 7.75% debentures and at any time after March 15, 2006 in the case of the 6.98% debentures. In either case the redemption price is equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The holders of the 6.98% debentures may elect to have such debentures redeemed on March 15, 2006 at 100% of the principal amount, together with accrued interest to March 15, 2006. The aggregate estimated fair values of the $400 million principal amount of debentures at July 31, 1998 and 1997 was $434.0 million and $411.5 million, respectively, based on interest rates available for debt with similar terms.

     During fiscal year 1998, the Company entered into a new revolving credit agreement totaling $400 million which serves as a back-up facility for its commercial paper program. Commercial paper outstanding at July 31, 1998 amounted to $230.3 million. The Company also has unused credit commitments of $400 million under a revolving credit agreement with various banks available for its general use and replacement of existing debt.

     Net interest expense is composed of the following:

                                                             YEAR ENDED JULY 31
                                                       ------------------------------
                                                        1998       1997        1996
                                                       -------    -------    --------
                                                           (THOUSANDS OF DOLLARS)
Interest expense.....................................  $59,308    $52,673    $ 26,312
Interest income......................................   (7,265)    (8,303)    (12,584)
                                                       -------    -------    --------
Net interest expense.................................  $52,043    $44,370    $ 13,728
                                                       =======    =======    ========

     Total cash interest payments made during fiscal year 1998 amounted to $47.8 million compared with $45.2 million for fiscal year 1997 and $7.7 million for fiscal year 1996. Capitalized interest costs in each of the three years in the period ended July 31, 1998 were not material.

NOTE D:  ACCOUNTS RECEIVABLE AND INVENTORIES

     Following are the details of accounts receivable:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Receivables related to long-term contracts
  Amounts billed
     U.S. Government........................................  $232,468     $195,344
     Other..................................................    82,353       61,510
                                                              --------     --------
                                                               314,821      256,854
                                                              --------     --------
  Unbilled recoverable costs and accrued profit on progress
     completed and retentions
     U.S. Government........................................   201,458      164,415
     Other..................................................    21,754       11,715
                                                              --------     --------
                                                               223,212      176,130
                                                              --------     --------
Other receivables, principally from commercial customers....   282,591      233,883
                                                              --------     --------
                                                              $820,624     $666,867
                                                              ========     ========

                            LITTON INDUSTRIES, INC.

     Of the $223.2 million in retentions and amounts not billed at July 31, 1998, $199.6 million is expected to be collected in fiscal year 1999 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

     Summarized below are the components of inventory balances:

                                                                      JULY 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Raw materials and work in process...........................  $  346,824    $  318,920
Finished goods..............................................      42,746        51,196
Inventoried costs related to long-term contracts............     689,668       668,797
                                                              ----------    ----------
Gross inventories...........................................   1,079,238     1,038,913
Less progress payments, principally related to long-term
  contracts.................................................    (443,296)     (409,707)
                                                              ----------    ----------
Net inventories.............................................  $  635,942    $  629,206
                                                              ==========    ==========

     The amounts included in "Inventoried costs related to long-term contracts" representing general and administrative costs and production cost of delivered units in excess of anticipated average cost of all units expected to be produced are not significant.

NOTE E:  PROPERTY, PLANT AND EQUIPMENT

     Investment in property, plant and equipment consists of the following:

                                                                      JULY 31
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Property, plant and equipment, at cost
  Land......................................................  $   33,895    $   52,557
  Buildings.................................................     527,187       565,806
  Machinery and equipment...................................     981,959       941,273
                                                              ----------    ----------
                                                               1,543,041     1,559,636
  Less accumulated depreciation.............................    (929,527)     (905,091)
                                                              ----------    ----------
Net investment in property, plant and equipment.............  $  613,514    $  654,545
                                                              ==========    ==========

     The net book value of assets utilized under capital leases was not material at July 31, 1998 and 1997.

     The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings...................................................  10 - 45 years
Land improvements and building improvements.................   2 - 20 years
Machinery and equipment.....................................   2 - 20 years

                            LITTON INDUSTRIES, INC.

     As of July 31, 1998, minimum rental commitments under noncancellable operating leases were:

                                                              (THOUSANDS OF DOLLARS)
                                                              -----------------------
Year ended July 31
  1999......................................................         $ 59,166
  2000......................................................           44,982
  2001......................................................           31,066
  2002......................................................           21,593
  2003......................................................           17,742
Years subsequent to July 31, 2003...........................           49,094
                                                                     --------
Total.......................................................         $223,643
                                                                     ========

     Minimum rental commitments under capital leases were not material at July 31, 1998.

     Rental expense for operating leases, including amounts for short-term leases with nominal, if any, future rental commitments, was $64.0 million, $54.5 million and $38.5 million for the years ended July 31, 1998, 1997 and 1996, respectively. The minimum future rentals receivable under subleases and the contingent rental expenses were not significant.

NOTE F:  SHAREHOLDERS' INVESTMENT

     SHARE INFORMATION At July 31, 1998, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of Preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

     No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 1998.

     The Series B Preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation, is entitled to receive $25.00 plus accrued dividends. There were 410,643 shares of Series B Preferred stock outstanding for each of the three fiscal years ended July 31, 1998.

     STOCK OPTION INFORMATION The Company has a stock option plan which provides for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options at fair market value of the Company's Common stock on the date of grant. Prior to August 1, 1996, options could have been and were granted at an option price of not less than 50% nor more than 100% of the fair market value of the Company's Common stock. Options subject to grant under the plan consist of 5,000,000 shares originally authorized plus 1.5% of the total issued and outstanding shares of Common stock as of the end of the preceding fiscal year, subject to certain limitations. Options so granted remain exercisable for a period of 10 years from date of grant. The Company also has a Director Stock Option Plan which provides for the grant of stock options to the Company's non-employee directors at the fair market value of the Company's Common stock on the date of grant. The number of options which are granted annually under the Director Stock Option plan is fixed by the plan and become fully exercisable on the first anniversary of their respective grant date.

                            LITTON INDUSTRIES, INC.

     The following is a summary of stock option activity for the three fiscal years ended July 31, 1998:

                                                                              WEIGHTED-
                                                               NUMBER OF       AVERAGE
                                                              SHARES UNDER    EXERCISE
                                                                 OPTION        PRICES
                                                              ------------    ---------
Outstanding at July 31, 1995................................   2,947,554       $19.78
  Granted...................................................     858,000       $43.27
  Exercised.................................................    (429,800)      $13.24
  Canceled..................................................     (81,800)      $26.12
                                                               ---------
Outstanding at July 31, 1996................................   3,293,954       $26.59
  Granted...................................................     727,600       $47.58
  Exercised.................................................    (320,749)      $18.37
  Canceled..................................................     (65,120)      $29.15
                                                               ---------
Outstanding at July 31, 1997................................   3,635,685       $31.47
  Granted...................................................     808,000       $57.73
  Exercised.................................................    (619,944)      $18.48
  Canceled..................................................    (160,975)      $36.01
                                                               ---------
Outstanding at July 31, 1998................................   3,662,766       $39.26
                                                               =========

     Exercisable options at July 31, 1998, 1997 and 1996 were 1,569,089, 1,641,094 and 1,317,070 at weighted-average exercise prices of $28.05, $21.82 and $18.40, respectively.

     The following table summarizes information with respect to options outstanding at July 31, 1998:

                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                -----------------------------------   ---------------------
                             WEIGHTED-
                              AVERAGE     WEIGHTED-               WEIGHTED-
   RANGE OF                  REMAINING     AVERAGE                 AVERAGE
   EXERCISE     NUMBER OF   CONTRACTUAL   EXERCISE    NUMBER OF   EXERCISE
    PRICE        OPTIONS       LIFE         PRICE      OPTIONS      PRICE
--------------  ---------   -----------   ---------   ---------   ---------
$ 7.40 - 20.05    564,820    4.1 years     $14.06       462,445    $13.48
$20.18 - 34.19    877,666    5.4 years     $28.68       674,466    $27.38
$37.88 - 47.88    779,220    7.9 years     $43.21       308,398    $43.37
$47.97 - 59.69  1,441,060    9.5 years     $53.44       123,780    $47.97
                ---------                             ---------
                3,662,766                             1,569,089
                =========                             =========

     The Company recognizes compensation expense for stock options in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the provisions of Statement of Financial Accounting Standards No. 123, compensation expense related to stock options would have been measured using a fair value based method, resulting in the following pro forma net earnings, basic earnings per share and diluted earnings per share amounts:

                                                               YEAR ENDED JULY 31
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
Pro forma net earnings (in millions).....................  $176.3    $158.4    $150.2
Pro forma basic earnings per share.......................  $ 3.80    $ 3.40    $ 3.22
Pro forma diluted earnings per share.....................  $ 3.71    $ 3.32    $ 3.14

                            LITTON INDUSTRIES, INC.

     The pro forma results are based on estimated weighted-average fair values of options granted during fiscal years 1998, 1997 and 1996 of $19.68, $17.41 and $17.01, respectively. The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED JULY 31
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Expected life (in years)....................................   6.0     6.0     6.5
Risk-free interest rate.....................................  5.55%   6.40%   6.68%
Volatility..................................................    20%     20%     20%

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

NOTE G:  TAXES ON INCOME

     Earnings before taxes on income and by geographic area are as follows:

                                                            YEAR ENDED JULY 31
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
United States......................................  $276,549    $276,705    $261,735
Other nations......................................    25,734      (6,729)     (8,122)
                                                     --------    --------    --------
                                                     $302,283    $269,976    $253,613
                                                     ========    ========    ========

     The components of taxes on income consist of the following provisions (benefits):

                                                            YEAR ENDED JULY 31
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
United States
  Current..........................................  $ 53,011    $ 86,804    $ 63,110
  Deferred.........................................    44,601      13,302      30,178
                                                     --------    --------    --------
                                                       97,612     100,106      93,288
                                                     --------    --------    --------
Other nations
  Current..........................................     3,638       3,605      (1,773)
  Deferred.........................................     5,214      (5,555)       (338)
                                                     --------    --------    --------
                                                        8,852      (1,950)     (2,111)
                                                     --------    --------    --------
State and local, primarily current.................    14,449       9,834      11,536
                                                     --------    --------    --------
Taxes on income....................................  $120,913    $107,990    $102,713
                                                     ========    ========    ========

                            LITTON INDUSTRIES, INC.

     The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Inventories and receivables...............................  $226,594     $224,257
  Employee benefits.........................................   141,915      151,716
  Accrued liabilities.......................................    84,387       89,974
  Other items...............................................    44,383       32,439
                                                              --------     --------
                                                               497,279      498,386
                                                              --------     --------
Deferred Tax Liabilities:
  Employee benefits.........................................   113,444       97,715
  Depreciation..............................................    56,415       60,970
                                                              --------     --------
                                                               169,859      158,685
                                                              --------     --------
Net deferred tax assets.....................................  $327,420     $339,701
                                                              ========     ========

     The deferred tax assets and liabilities are classified on the Consolidated Balance Sheets as follows:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Net current deferred tax assets.............................  $417,719     $414,177
Net long-term deferred tax liabilities......................    90,299       74,476
                                                              --------     --------
                                                              $327,420     $339,701
                                                              ========     ========

     The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                            YEAR ENDED JULY 31
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Tax at U.S. statutory rate.........................  $105,799    $ 94,492    $ 88,765
State taxes net of federal benefit.................     9,392       6,392       7,629
Nondeductible goodwill amortization (tax
  effected)........................................     7,267       6,284       3,994
Earnings taxed at other than U.S. statutory rate
  and other........................................    (1,545)        822       2,325
                                                     --------    --------    --------
Taxes on income....................................  $120,913    $107,990    $102,713
                                                     ========    ========    ========
Effective tax rate.................................      40.0%       40.0%       40.5%
                                                     ========    ========    ========

     Undistributed earnings of non-U.S. subsidiaries, deemed to be permanently reinvested, for which U.S. taxes have not been provided are included in consolidated retained earnings in the amounts of $130 million and $132 million at July 31, 1998 and 1997, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned.

     The Company made cash tax payments, including amounts for prior years' taxes, of $148.9 million, $105.6 million and $169.9 million in fiscal years 1998, 1997 and 1996, respectively.

                            LITTON INDUSTRIES, INC.

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

     The Company has a defined contribution voluntary savings plan for eligible U.S. employees. This 401(K) plan is designed to enhance the existing retirement programs for participating employees. The Company matches 50% of a certain portion of participants' contributions to the plan. Additionally, PRC and TASC have various defined contribution pension plans covering substantially all of their employees, some of which provide for discretionary contributions.

     The Company's non-U.S. subsidiaries also have retirement plans for long-term employees. These plans are not considered to be significant individually or in the aggregate to the Company's consolidated financial position. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

     A summary of the components of net periodic pension income (cost) for the U.S. defined benefit plans and costs for defined contribution plans and non-U.S. pension plans for fiscal years 1998, 1997 and 1996 is as follows:

                                                            YEAR ENDED JULY 31
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Defined benefit plans
  Service cost-benefits earned during the period...  $(31,758)   $(27,590)   $(25,235)
  Interest cost on projected benefit obligation....   (70,673)    (68,535)    (66,679)
  Actual return on plan assets.....................   238,045     168,775     159,459
  Net amortization and deferral....................   (93,790)    (42,712)    (38,646)
                                                     --------    --------    --------
  Net periodic pension income......................    41,824      29,938      28,899
Defined contribution plans.........................   (25,055)    (19,337)    (14,951)
Non-U.S. pension plans.............................    (6,286)     (4,518)     (4,647)
                                                     --------    --------    --------
Net pension income.................................  $ 10,483    $  6,083    $  9,301
                                                     ========    ========    ========

     A reconciliation of the funded status of the U.S. defined benefit plans is as follows:

                                                                     JULY 31
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
                                                              (THOUSANDS OF DOLLARS)
Fair value of plan assets.................................  $ 2,068,596    $ 1,616,205
Projected benefit obligation..............................   (1,096,493)    (1,013,069)
Unrecognized net transition asset.........................      (20,610)       (34,361)
Unrecognized net gain.....................................     (686,195)      (351,284)
Unrecognized prior service costs..........................       22,126         24,194
                                                            -----------    -----------
Prepaid pension cost......................................  $   287,424    $   241,685
                                                            ===========    ===========

     The accumulated benefit obligations at July 31, 1998 and 1997 were $1,005.7 million and $927.1 million, inclusive of vested benefit obligations of $978.7 million and $899.9 million, respectively.

                            LITTON INDUSTRIES, INC.

     The primary actuarial assumptions used include:

                                                                JULY 31
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Expected long-term rate of return...........................    9%      9%
Weighted-average discount rate..............................  7 1/4%  7 3/4%
Rate of increase on future compensation levels..............    5%      5%

     The excess of plan assets over the projected benefit obligation at August 1, 1986 (when the Company adopted SFAS No. 87) and subsequent unrecognized gains and losses are fully amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Pension assets included in "Other Assets and Long-term Investments" were $285.7 million and $279.6 million at July 31, 1998 and 1997, respectively. Plan assets are invested primarily in listed common stock and fixed income securities.

     OTHER POSTRETIREMENT BENEFITS In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefit plans are unfunded.

     The components of net periodic postretirement benefit costs for fiscal years 1998, 1997 and 1996 recognized under the provisions of SFAS No. 106 are as follows:

                                                             YEAR ENDED JULY 31
                                                        -----------------------------
                                                         1998       1997       1996
                                                        -------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
Service cost -- benefits earned during the period.....  $ 1,540    $ 1,625    $ 1,569
Interest cost on projected benefit obligation.........   10,298     10,779     11,939
Net amortization and deferral of actuarial amounts....   (1,253)    (1,422)    (1,212)
                                                        -------    -------    -------
Net postretirement benefit cost.......................  $10,585    $10,982    $12,296
                                                        =======    =======    =======

     The following is a summary of the status of the postretirement benefit plans:

                                                                     JULY 31
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Accumulated benefit obligation:
  Retirees..................................................  $137,824     $125,660
  Fully eligible plan participants..........................    24,634       22,166
  Other active plan participants............................    14,464       17,112
                                                              --------     --------
Total accumulated benefit obligation........................   176,922      164,938
Unrecognized actuarial amounts..............................    29,475       40,393
                                                              --------     --------
Accrued benefit obligation..................................  $206,397     $205,331
                                                              ========     ========

     Actuarial assumptions used to measure the accumulated postretirement benefit obligation include a discount rate of 7 1/4% and 7 3/4% at July 31, 1998 and 1997, respectively. The assumed health care cost trend rate for fiscal year 1999 is 9.33%, decreasing over 19 years to 6% where it is expected to remain thereafter. The assumed health care cost trend rates for fiscal years 1998 and 1997 were 9.5% and 10.3%, respectively, decreasing over 20 and 21 years, respectively, to 6%. The effect of a one-percentage-point increase in the assumed health care cost trend rate on the service cost and interest cost components of the net periodic postretirement benefit cost is not material. A one-percentage-point change in the assumed health care cost trend rate would impact the accumulated benefit obligation by approximately $13.2 million.

                            LITTON INDUSTRIES, INC.

NOTE I:  DEFENSE CONTRACTS, LITIGATION AND CONTINGENCIES

     Approximately 66%, 67% and 71% of total sales and service revenues of the Company for the years ended July 31, 1998, 1997 and 1996 were from U.S. Government contracts and subcontracts. Approximately 70% of these revenues for 1998 related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material.

     Litton is suing Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems which are used in commercial aircraft. After trial of that case in the U.S. District Court for the Central District of California, on August 31, 1993, the jury rendered a verdict in favor of Litton in the amount of $1.2 billion. On January 9, 1995, the District Court released a Memorandum of Decision finding Litton's patent invalid and rejecting the jury verdict. Litton appealed to the U.S. Court of Appeals for the Federal Circuit. On July 3, 1996, the Court of Appeals rendered a decision reversing the District Court's decision, finding the patent valid and infringed by Honeywell. The Court of Appeals reinstated the jury's verdict on liability including the findings of interference with contract and prospective business advantage and ordered a new trial on the amount of damages sustained by Litton in the District Court. On March 17, 1997, the U.S. Supreme Court vacated the Court of Appeals ruling and remanded the case to the Court of Appeals for further consideration in view of the Supreme Court's decision in Warner-Jenkins Co. v. Hilton Davis Chemical Co. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid and ordered a new trial on both liability and damages for the patent and interference with contract and prospective business advantage claims. The Company has requested a trial date in December of 1998.

     Litton is also suing Honeywell on antitrust grounds in the same U.S. District Court. On February 29, 1996, a jury rendered a verdict in favor of Litton. On July 25, 1996, the District Court upheld the jury's verdict that Honeywell attempted to illegally monopolize and did monopolize the market for inertial reference systems for large commercial air transport, commuter and business aircraft. However, the District Court declined to enter the $234 million jury verdict on the basis that Litton's damage study as presented failed to disaggregate damages between illegal and legal acts. A new trial limited to the issue of the amount of damages sustained by Litton attributable to Honeywell's unlawful conduct has been ordered by the District Court. The District Court set a trial date of October 28, 1998.

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial statements.

     The Company has issued or is a party to various guarantees and letter of credit agreements totaling $453 million at July 31, 1998, relating principally to the guarantee of future performance on foreign government contracts.

                            LITTON INDUSTRIES, INC.

NOTE J:  BUSINESS SEGMENT REPORTING

     The Company's primary operations are reported in the following four segments: Advanced Electronics, Information Systems, Marine Engineering and Production, and Electronic Components and Materials. The Information Systems businesses, formerly reported with the Advanced Electronics segment, have been reported as a separate segment effective August 1, 1997. Accordingly, the segment information for fiscal years 1997 and 1996 as presented herein has been restated to reflect this change.

     The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control, IFF (identification friend or foe) and marine electronic systems. This segment also provides command, control and communications and electronic warfare systems and integrates avionics systems and shipboard information and communication systems.

     The Information Systems segment designs, develops, integrates and supports computer-based information systems and provides information technology and services. This segment is also engaged in the reengineering of business processes.

     The Marine Engineering and Production segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services.

     The U.S. Government is a significant customer of the Advanced Electronics, Information Systems and Marine Engineering and Production segments (see Note I).

     The Electronic Components and Materials segment is an international supplier of laser crystals, connectors, mutilayer circuit boards, solder materials and other electronic components used primarily in the telecommunication, industrial and computer markets.

     Export sales were $578.3 million, $489.1 million and $406.8 million in fiscal years 1998, 1997 and 1996, respectively. Intersegment sales and sales between geographic areas are not material. All internal sales and transfers are based on negotiated prices.

     Costs for Corporate, Interest and Other include unallocated expenses and net interest expense, and its assets consist primarily of cash, marketable securities and deferred tax assets.

                            LITTON INDUSTRIES, INC.

              OPERATIONS BY BUSINESS SEGMENT (MILLIONS OF DOLLARS)

                                                                     MARINE      ELECTRONIC
                              YEAR                                 ENGINEERING   COMPONENTS    CORPORATE,
                              ENDED     ADVANCED     INFORMATION       AND          AND       INTEREST AND
                             JULY 31   ELECTRONICS     SYSTEMS     PRODUCTION    MATERIALS       OTHER       TOTAL
                             -------   -----------   -----------   -----------   ----------   ------------   ------
Sales and service
  revenues.................   1998       $1,586        $1,241        $1,034         $596         $ (57)      $4,400
                              1997        1,533         1,085         1,112          508           (62)       4,176
                              1996        1,326           612         1,295          450           (71)       3,612

Operating profit (loss)....   1998          111            70           134           99          (112)         302
                              1997           96            75           135           70          (106)         270
                              1996           87            45           143           51           (72)         254

Capital expenditures.......   1998           31            18            34           33            --          116
                              1997           30            27            29           26             1          113
                              1996           37            13            19           20             2           91

Depreciation and
  amortization expense.....   1998           68            40            20           18             2          148
                              1997           68            33            19           16             2          138
                              1996           61            17            19           15             2          114

Identifiable assets at year
  end......................   1998        1,343         1,422           338          385           562        4,050
                              1997        1,443           866           327          340           544        3,520
                              1996        1,383           776           361          338           573        3,431

              OPERATIONS BY GEOGRAPHIC AREA (MILLIONS OF DOLLARS)

                                      YEAR                                       CORPORATE,
                                      ENDED     UNITED     OTHER                  INTEREST
                                     JULY 31    STATES    NATIONS    SUBTOTAL    AND OTHER     TOTAL
                                     -------    ------    -------    --------    ----------    ------
Sales and service revenues.........   1998      $3,919     $481       $4,400       $  --       $4,400
                                      1997       3,707      469        4,176          --        4,176
                                      1996       3,263      349        3,612          --        3,612

Operating profit (loss)............   1998         380       30          410        (108)         302
                                      1997         370       (1)         369         (99)         270
                                      1996         321       (1)         320         (66)         254

Identifiable assets at year end....   1998       3,136      352        3,488         562        4,050
                                      1997       2,619      357        2,976         544        3,520
                                      1996       2,450      408        2,858         573        3,431

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                  SALES     EARNINGS
                                   AND       BEFORE                EARNINGS PER SHARE    COMMON STOCK
                                 SERVICE    TAXES ON     NET      --------------------   HIGH AND LOW
                                 REVENUES    INCOME    EARNINGS    BASIC      DILUTED    MARKET PRICES
                                 --------   --------   --------   --------   ---------   -------------
Fiscal Year 1998
  First Quarter...............    $1,039      $ 72       $ 43      $ .94       $ .92     High 57
                                                                                         Low 45 7/8
  Second Quarter..............       974        68         41      $ .88       $ .86     High 59 15/16
                                                                                         Low 47 3/4
  Third Quarter...............     1,143        78         47      $1.01       $ .98     High 63 7/16
                                                                                         Low 56 7/8
  Fourth Quarter..............     1,244        84         50      $1.09       $1.07     High 61 15/16
                                 -------    -------    -------                           Low 55 1/2
  Fiscal Year 1998............    $4,400      $302       $181      $3.91       $3.82
                                  ======      ====       ====

Fiscal Year 1997
  First Quarter...............    $1,049      $ 67       $ 40      $ .85       $ .83     High 49 1/4
                                                                                         Low 42 3/4
  Second Quarter..............       960        60         36      $ .77       $ .76     High 48 3/8
                                                                                         Low 43 1/8
  Third Quarter...............     1,096        70         42      $ .90       $ .89     High 45 1/4
                                                                                         Low 38 1/8
  Fourth Quarter..............     1,071        73         44      $ .95       $ .93     High 54 5/8
                                 -------    -------    -------                           Low 42 1/2
  Fiscal Year 1997............    $4,176      $270       $162      $3.48       $3.40
                                  ======      ====       ====

---------------
The total of quarterly amounts for earnings per share will not necessarily equal the annual amount, since the computations are based on the weighted-average number of common shares and dilutive potential common shares outstanding during each period.

Litton Common stock is traded principally on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "LIT".

As of September 30, 1998, there were approximately 23,300 holders of record of the Common stock.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                               INDEX TO EXHIBITS

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
      3.1(a)          Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form
                      10-K, and incorporated herein by reference.
      3.1(b)          Amendment to the Company's Restated Certificate of
                      Incorporation, filed as Exhibit 3.1(a) to the Company's
                      October 31, 1986 Quarterly Report on Form 10-Q, and
                      incorporated herein by reference.
      3.2(a)          By-laws of the Company as amended through the date of this filing, and incorporated herein by reference.
      4.1             Indenture dated as of April 13, 1998 between the Company and
                      The Bank of New York, Trustee, under which the 6.05% Senior
                      Notes due 2003 and the 6.75% Senior Debentures due 2018 were issued, filed as Exhibit 4.1 to the Company's April 30, 1998
                      Quarterly Report on Form 10-Q, and incorporated herein by
                      reference.
      4.2             $400,000,000 Credit Agreement dated March 27, 1998 among
                      Litton Industries, Inc., a group of banks and Morgan
                      Guaranty Trust Company of New York, as Agent, filed as
                      Exhibit 4.2 to the Company's April 30, 1998 Quarterly Report
                      on Form 10-Q, and incorporated herein by reference.
      4.3             Indenture dated as of December 15, 1991 between the Company and The Bank of New York, Trustee, under which the 7.75% and
                      6.98% debentures due 2026 and 2036 were issued and specimens of such debentures, filed as Exhibit 4.1 of the Company's
                      April 30, 1996 Quarterly Report on Form 10-Q, and
                      incorporated herein by reference.
      4.4             $400,000,000 Amended and Restated Credit Agreement dated
                      December 22, 1994, along with amendment dated March 17,
                      1995, among Litton Industries, Inc., a group of banks and
                      Morgan Guaranty Trust Company of New York, as Agent, and
                      Wells Fargo Bank, N.A., as Co-Agent, filed as Exhibit 4.3 to the Company's 1995 Annual Report on Form 10-K, and
                      incorporated herein by reference.
      4.4(a)          Amendment No. 2 dated November 30, 1995 to the $400,000,000
                      Amended and Restated Credit Agreement, filed as Exhibit 4 to the Company's Form 8-K/A dated March 4, 1996, and
                      incorporated herein by reference.
      4.4(b)          Amendment No. 3 dated April 25, 1996 to the $400,000,000
                      Amended and Restated Credit Agreement, filed as Exhibit 4.2 to the Company's April 30, 1996 Quarterly Report on Form
                      10-Q, and incorporated herein by reference.
      4.4(c)          Amendment No. 4 dated October 18, 1996 to the $400,000,000
                      Amended and Restated Credit Agreement, filed as Exhibit 4 to the Company's October 31, 1996 Quarterly Report on Form
                      10-Q, and incorporated herein by reference.
      4.5             Other instruments defining the rights of holders of other
                      long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such
                      instrument does not exceed 10% of the total assets of the
                      Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
      4.6             Rights Agreement, together with exhibits thereto, dated
                      August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent, filed as Exhibit 99.2 to Form
                      8-K dated August 17, 1994, and incorporated herein by
                      reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.1(a)          Board of Directors Resolutions, adopted December 4, 1997,
                      with respect to nonemployee directors' annual retainer and attendance fees.*
     10.1(b)          Board of Directors Resolutions with respect to director
                      retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on October 16,
                      1991, filed as Exhibit 10.2(b) to the Company's 1991 Annual
                      Report on Form 10-K, and incorporated herein by reference.
     10.2(a)          Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the Company's 1983 Annual Report on Form 10-K, and
                      incorporated herein by reference.
     10.2(b)          Board of Directors Resolution, adopted December 2, 1992,
                      amending the Litton Supplemental Retirement Plan, filed as
                      Exhibit 10.1 to the Company's April 30, 1993 Quarterly
                      Report on Form 10-Q, and incorporated herein by reference.
     10.2(c)          Agreement of Trust between the Company and First Interstate
                      Bank of California, dated December 20, 1988, regarding
                      payments of pension benefits under the Litton Supplemental
                      Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's
                      1989 Annual Report on Form 10-K, and incorporated herein by reference.
     10.2(d)          Amendments, through the date of the filing, to the Agreement of Trust dated December 20, 1988, and incorporated herein by reference.
     10.2(e)          Instruments dated April 16, 1990, and April 25, 1990,
                      removing First Interstate Bank of California as Trustee
                      under Agreement of Trust dated December 20, 1988, and
                      appointing Wells Fargo Bank, N.A., as Successor Trustee,
                      filed as Exhibit 10.17(c) to the Company's 1990 Annual
                      Report on Form 10-K, and incorporated herein by reference.
     10.2(f)          Letter of Credit dated November 17, 1989, issued by Wells
                      Fargo Bank, N.A. pursuant to Agreement of Trust dated
                      December 20, 1988, filed as Exhibit 10.17(d) to the
                      Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.3(a)          Specimen of the form of the agreement presently outstanding under the Litton Industries, Inc. Executive Survivor Benefit
                      Plan, applicable to officers and certain key employees,
                      filed as Exhibit 10.4 to the Company's 1984 Annual Report on
                      Form 10-K, and incorporated herein by reference.
     10.3(b)          Board of Directors Resolutions amending the Executive
                      Survivor Benefit Plan, adopted June 12, 1986, filed as
                      Exhibit 10.4(a) to the Company's 1986 Annual Report on Form
                      10-K, and incorporated herein by reference.
     10.5(a)          Board of Directors Resolution with respect to incentive
                      loans, adopted September 26, 1991, filed as Exhibit 10.8(a)
                      to the Company's 1991 Annual Report on Form 10-K and
                      incorporated herein by reference.
     10.5(b)          Board of Directors Resolution, adopted September 19, 1996, amending the Company's incentive loan program, filed as
                      Exhibit 10.5(b) to the Company's 1996 Annual Report on Form
                      10-K and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.5(c)          Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan
                      program, filed as Exhibit 10.8(b) to the Company's 1991
                      Annual Report on Form 10-K, and incorporated herein by
                      reference.
     10.7(a)          Supplemental Medical Insurance Plan for Key Executive
                      Employees incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's
                      1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.7(b)          Resolution adopted by the Compensation and Selection
                      Committee, dated January 26, 1994, approving the
                      participation by Orion L. Hoch and Catherine Nan Hoch in the
                      Supplemental Medical Insurance Plan, filed as Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form
                      10-Q, and incorporated herein by reference.
     10.9(a)          Supplemental Retirement Agreement between the Company and
                      Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's
                      1983 Annual Report on Form 10-K, and incorporated herein by reference.
     10.9(b)          Amendments, through the date of the filing, to the
                      Supplemental Retirement Agreement between the Company and
                      Orion L. Hoch, and incorporated herein by reference.
     10.9(c)          Extract of the minutes of a meeting of the Compensation and
                      Selection Committee of the Board of Directors, held on March
                      31, 1988, with respect to the lifetime participation of Fred
                      W. O'Green and Mildred G. O'Green in the Supplemental
                      Medical Insurance Plan, filed as Exhibit 10.13(e) to the
                      Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.
     10.10(a)         Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan,
                      as amended and restated, filed as Exhibit 10.1 to the
                      Company's October 31, 1996 Quarterly Report on Form 10-Q,
                      and incorporated herein by reference.
     10.10(b)         Amendment to Litton Industries, Inc. 1984 Long-Term Stock
                      Incentive Plan, adopted September 18, 1997, with respect to options issued to employees of Western Atlas Inc. and
                      subsequently UNOVA, Inc., filed as Exhibit 10.10(f) to the
                      Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     10.11            Litton Industries, Inc. Performance Award Plan, filed as
                      Exhibit 10.2 to the Company's October 31, 1996 Quarterly
                      Report on Form 10-Q, and incorporated herein by reference.
     10.12            Litton Industries, Inc. Restoration Plan filed as Exhibit
                      10.16 to the Company's 1989 Annual Report on Form 10-K, and
                      incorporated herein by reference.
     10.13(a)         Litton Industries, Inc. Director Stock Option Plan, filed as
                      Exhibit 10.18(a) to the Company's 1989 Annual Report on Form
                      10-K, and incorporated herein by reference.
     10.13(b)         Board of Directors Resolution, adopted March 12, 1992,
                      amending the Litton Industries, Inc. Director Stock Option
                      Plan for the two-for-one Common stock split which was
                      effective May 8, 1992, filed as Exhibit 10.18(b) to the
                      Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.
     10.13(c)         Board of Directors Resolution, adopted September 30, 1993, adjusting the options outstanding under the Litton
                      Industries, Inc. Director Stock Option Plan for the
                      distribution of Western Atlas Inc. common stock, filed as
                      Exhibit 10.18(c) to the Company's 1993 Annual Report on Form
                      10-K, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.13(d)         Board of Directors Resolution, adopted October 27, 1994,
                      with respect to options issued to directors of the Company who became directors of Western Atlas Inc., filed as Exhibit
                      10.13(d) to the Company's 1995 Annual Report on Form 10-K,
                      and incorporated herein by reference.
     10.13(e)         Board of Directors Resolution, adopted September 18, 1997, with respect to options issued to directors of the Company who became directors of Western Atlas Inc. and subsequently
                      UNOVA, Inc., filed as Exhibit 10.13(e) to the Company's 1997
                      Annual Report on Form 10-K, and incorporated herein by
                      reference.
     10.16            Copy of the Company's "Group Bonus Plan", which provides for incentive compensation rewards for certain Group Executives and other key group personnel, filed as Exhibit 10 to the
                      Company's October 31, 1997 Quarterly Report on Form 10-Q,
                      and incorporated herein by reference.
     10.18            Litton Industries, Inc. Deferred Compensation Plan for
                      Directors together with Board of Directors Resolution
                      adopted December 2, 1992, filed as Exhibit 10.3 to the
                      Company's April 30, 1993 Quarterly Report on Form 10-Q, and
                      incorporated herein by reference.
     10.19            Form of Change of Control Employment Agreement between the
                      Company and certain executive officers, filed as Exhibit
                      10.27 to the Company's 1993 Annual Report on Form 10-K, and
                      incorporated herein by reference.
     10.20            Distribution and Indemnity Agreement between Litton
                      Industries, Inc. and Western Atlas Inc. dated March 17,
                      1994, filed as Exhibit 99.1 to Form 8-K dated March 17,
                      1994, and incorporated herein by reference.
     10.21            Tax Sharing Agreement between Litton Industries, Inc. and
                      Western Atlas Inc. dated March 17, 1994, filed as Exhibit
                      99.1 to Form 8-K dated March 17, 1994, and incorporated
                      herein by reference.
     10.22(a)         Litton Industries, Inc. Supplemental Executive Retirement
                      Plan, effective August 1, 1995, to provide supplemental
                      retirement benefits to certain key executive employees,
                      filed as Exhibit 10.22 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.
     10.22(b)         Amendment No. 1 to the Litton Industries, Inc. Supplemental
                      Executive Retirement Plan, filed as Exhibit 10.22(b) to the
                      Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     10.22(c)         Amendment No. 2 to the Litton Industries, Inc. Supplemental
                      Executive Retirement Plan, filed as Exhibit 10.22(c) to the
                      Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     21               Subsidiaries of the Registrant included herein on page E-5.
     23               Independent Auditors' Consent included herein on page E-6.
     27               Financial Data Schedule included herein.
     99               Undertaking re: Indemnification for liabilities under
                      Securities Act, filed as Exhibit 19 to the Company's 1990
                      Annual Report on Form 10-K, and incorporated herein by
                      reference.
     99.1             Stock Purchase Agreement dated as of December 13, 1995 By
                      and Among The Black & Decker Corporation, PRC Investments,
                      Inc., PRC Inc. and Litton Industries, Inc. filed as Exhibit
                      99.2 to the Company's Form 8-K dated February 22, 1996 and incorporated herein by reference.

                                                                      EXHIBIT 21

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         SUBSIDIARIES OF THE REGISTRANT

                                                              JURISDICTION     PERCENTAGE
                                                                   OF              OF
                     NAME OF SUBSIDIARY                       INCORPORATION    OWNERSHIP
                     ------------------                       -------------    ----------
Ingalls Shipbuilding, Inc...................................  Delaware            100
Litton Systems, Inc.........................................  Delaware            100
PRC Inc.....................................................  Delaware            100
Sperry Marine Inc...........................................  Delaware            100
TASC, Inc...................................................  Massachusetts       100

     The Registrant has additional operating subsidiaries, which considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

     All above listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in (i) Registration Statement No. 2-93044 on Form S-8, (ii) Registration Statement No. 33-27467 on Form S-8,
(iii) Registration Statement No. 33-27468 on Form S-8, (iv) Registration Statement No. 33-44684 on Form S-3, (v) Registration Statement No. 33-55944 on Form S-8, (vi) Registration Statement No. 333-13193 on Form S-3, (vii) Registration Statement No. 333-23447 on Form S-8, (viii) Registration Statement No. 333-28295 on Form S-3, and (ix) Registration Statement No. 333-50675 on Form S-8 of our report dated September 23, 1998, appearing in this Annual Report on Form 10-K of Litton Industries, Inc. for the year ended July 31, 1998.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 12, 1998