Form 10-Q
period 1998-10-31
LITTON INDUSTRIES INC
filed 1998-12-15
CIK 59880

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 15, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     On November 30, 1998 there were 45,432,392 shares of Common Stock outstanding.

                                  Page 1 of 11

                       Exhibit Index appears on Page 10.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED OCTOBER 31, 1998

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Operations
          Three months ended October 31, 1998 and 1997................     3
          Consolidated Balance Sheets
          October 31, 1998 and July 31, 1998..........................     4
          Consolidated Statements of Cash Flows
          Three months ended October 31, 1998 and 1997................     5
          Notes to Consolidated Financial Statements..................     6

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................     8

  Item 3. Quantitative and Qualitative Disclosures About Market
            Risk......................................................     9

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings...........................................    10

  Item 6. Exhibits and Reports on Form 8-K............................    10

Signature.............................................................    11

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                    OCTOBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,207,538    $1,039,035
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................     945,209       800,017
  Selling, general and administrative.......................     127,526       121,991
  Depreciation and amortization.............................      39,838        34,388
  Interest -- net...........................................      16,250        10,231
                                                              ----------    ----------
          Total.............................................   1,128,823       966,627
                                                              ----------    ----------
Earnings before Taxes on Income.............................      78,715        72,408
Taxes on Income.............................................     (31,486)      (28,963)
                                                              ----------    ----------
          Net Earnings......................................  $   47,229    $   43,445
                                                              ==========    ==========

Earnings per Share:
  Basic.....................................................  $     1.03    $     0.94
                                                              ==========    ==========

  Diluted...................................................  $     1.01    $     0.92
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              OCTOBER 31,     JULY 31,
                                                                 1998           1998
                                                              -----------    ----------
ASSETS
Current Assets
  Cash and marketable securities............................  $   56,152     $   31,925
  Accounts receivable, net..................................     878,515        820,624
  Inventories less progress billings........................     638,856        635,942
  Deferred tax assets.......................................     415,130        417,719
  Prepaid expenses..........................................      27,468         27,770
                                                              ----------     ----------
          Total Current Assets..............................   2,016,121      1,933,980
                                                              ----------     ----------
Property, Plant and Equipment -- at cost....................   1,535,938      1,543,041
  Less accumulated depreciation.............................    (931,212)      (929,527)
                                                              ----------     ----------
Property, Plant and Equipment, Net..........................     604,726        613,514
                                                              ----------     ----------
Goodwill and Other Intangibles, Net.........................   1,050,770      1,075,299
                                                              ----------     ----------
Other Assets and Long-term Investments......................     444,664        427,022
                                                              ----------     ----------
          Total Assets......................................  $4,116,281     $4,049,815
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  820,263     $  876,850
  Payrolls and related expenses.............................     224,869        200,059
  Taxes on income...........................................      87,919         74,040
  Short-term debt...........................................     310,270        274,178
  Contract liabilities and customer deposits................     351,669        346,270
                                                              ----------     ----------
          Total Current Liabilities.........................   1,794,990      1,771,397
                                                              ----------     ----------
Long-term Obligations.......................................     778,253        771,321
                                                              ----------     ----------
Postretirement Benefit Obligations Other than Pensions......     206,522        206,397
                                                              ----------     ----------
Deferred Tax and Other Long-term Liabilities................     115,258        113,461
                                                              ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053          2,053
     Common stock...........................................      45,432         45,783
  Additional paid-in capital................................     315,460        316,628
  Retained earnings.........................................     898,472        869,359
  Accumulated other comprehensive loss -- Cumulative
     currency translation adjustment........................     (40,159)       (46,584)
                                                              ----------     ----------
          Total Shareholders' Investment....................   1,221,258      1,187,239
                                                              ----------     ----------
          Total Liabilities and Shareholders' Investment....  $4,116,281     $4,049,815
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                               THREE MONTHS ENDED
                                                                  OCTOBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Cash and cash equivalents at beginning of period............  $ 16,175    $  4,144
                                                              --------    --------
Operating activities
  Net earnings..............................................    47,229      43,445
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
     Depreciation and amortization..........................    39,838      34,388
     Changes in assets and liabilities
       Accounts receivable..................................   (57,424)    (37,949)
       Inventories..........................................   (15,145)     30,003
       Prepaid expenses.....................................       166        (100)
       Accounts payable.....................................   (56,458)    (56,105)
       Payrolls and related expenses........................    17,291      17,263
       Deferred and current taxes on income.................    16,729      14,645
       Contract liabilities and customer deposits...........     5,399      14,192
     Other operating activities.............................   (11,262)     (3,382)
                                                              --------    --------
Cash (used for) provided by operating activities............   (13,637)     56,400
                                                              --------    --------
Investing activities
  Proceeds from sale of business............................    43,522          --
  Purchase of capital assets................................   (20,839)    (19,360)
  Other investing activities................................     1,962       3,291
                                                              --------    --------
Cash provided by (used for) investing activities............    24,645     (16,069)
                                                              --------    --------
Financing activities
  Change in short-term obligations, net.....................    33,852      (2,553)
  Purchase of Common stock..................................   (20,975)         --
  Other financing activities................................       342      (1,147)
                                                              --------    --------
Cash provided by (used for) financing activities............    13,219      (3,700)
                                                              --------    --------
Resulting in increase in cash and cash equivalents..........    24,227      36,631
                                                              --------    --------
Cash and cash equivalents at end of period..................  $ 40,402    $ 40,775
                                                              ========    ========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $ 29,319    $ 17,569
  Net income taxes paid.....................................  $ 14,051    $  8,108

Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.................................  $ 40,402    $ 40,775
  Marketable securities.....................................    15,750      15,750
                                                              --------    --------
          Total cash and marketable securities..............  $ 56,152    $ 56,525
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED OCTOBER 31, 1998

1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1998. The results of operations for the three months ended October 31, 1998 are not necessarily indicative of operating results for the entire year.

2. The components of inventory balances are summarized below:

                                                      OCTOBER 31,     JULY 31,
                                                         1998           1998
                                                      -----------    ----------
                                                       (THOUSANDS OF DOLLARS)
Raw materials and work in progress..................  $  991,380     $1,036,492
Finished goods......................................      47,955         42,746
                                                      ----------     ----------
                                                       1,039,335      1,079,238
Less progress billings..............................    (400,479)      (443,296)
                                                      ----------     ----------
Net inventories.....................................  $  638,856     $  635,942
                                                      ==========     ==========

3. Interest (expense) income is shown below:

                                                           THREE MONTHS ENDED
                                                              OCTOBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (THOUSANDS OF DOLLARS)
Interest expense.......................................  $(18,041)    $(12,018)
Interest income........................................     1,791        1,787
                                                         --------     --------
Net interest expense...................................  $(16,250)    $(10,231)
                                                         ========     ========

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 1998

4. The Company computes basic and diluted earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") which the Company adopted in the second quarter of fiscal year 1998. Basic EPS is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares. EPS amounts for the first quarter of the prior fiscal year have been restated to conform to the requirements of SFAS 128.

  The following table sets forth the computation of basic and diluted earnings per share:

                                                            THREE MONTHS ENDED
                                                               OCTOBER 31,
                                                    ----------------------------------
                                                         1998               1997
                                                    ---------------    ---------------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER
                                                              SHARE AMOUNTS)
Net earnings......................................    $    47,229        $    43,445
Preferred stock dividends.........................           (205)              (205)
                                                      -----------        -----------
Net earnings used for basic and diluted earnings
  per share calculations..........................    $    47,024        $    43,240
                                                      ===========        ===========

Weighted average common shares outstanding -- used
  for basic earnings per share....................     45,545,459         46,025,779
Dilutive effect of stock options..................        934,868          1,176,796
                                                      -----------        -----------
Number of shares used for diluted earnings per
  share...........................................     46,480,327         47,202,575
                                                      ===========        ===========

Basic earnings per share..........................    $      1.03        $      0.94
                                                      ===========        ===========

Diluted earnings per share........................    $      1.01        $      0.92
                                                      ===========        ===========

5. Effective in the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes "all changes in equity during a period except those resulting from investments by owners and distributions to owners". Comprehensive income for the three months ended October 31, 1998 amounted to $53,654, which represents net earnings of $47,229 and currency translation adjustments totaling $6,425. Comprehensive income for the three months ended October 31, 1997 amounted to $44,983, which represents net earnings of $43,445 and currency translation adjustments totaling $1,538.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $1.21 billion for the first quarter ended October 31, 1998 compared with $1.04 billion for the first quarter of fiscal year 1998. Operating profit for the first three months of fiscal year 1999 increased to $110.0 million from $96.0 for the corresponding period of the prior fiscal year. Net earnings of $47.2 million for the quarter represent an increase of 9% over the $43.4 million for the first quarter of the prior year, and diluted earnings per share rose 10% to $1.01 for the current quarter from $.92 for the first quarter of the prior year.

     Sales and operating profit for the Advanced Electronics segment were $403.2 million and $29.4 million, compared with $413.3 million and $27.1 million, respectively, for the first quarter of the prior year. Although sales for the quarter decreased slightly, operating margins and profit benefited from the shift into the production phase with respect to certain defense electronics programs, including the Euro Fighter program under which the Company is supplying advanced avionics equipment for aircraft to be built by a consortium consisting of Germany, Great Britain, Italy and Spain. Ongoing cost containment efforts also contributed to the improved margins. Backlog for the Advanced Electronics segment was $1.38 billion at October 31, 1998 compared with $1.46 billion at July 31, 1998. Subsequent to the end of the quarter, the Company announced that it has entered into an agreement to acquire Denro, Inc. from Firan Corporation, subject to government approval. Denro, with estimated annual sales of approximately $50 million, manufactures voice and data electronic switching equipment and data recorders used in air traffic control.

     The Information Systems segment reported sales and operating profit of $396.8 million and $20.5 million for the first quarter of fiscal year 1999, representing increases over the $252.9 million and $17.4 million, respectively, for the first quarter of the prior year. These improvements were primarily due to the acquisition of TASC, Inc. ("TASC") in April 1998 and higher volume on various contracts at the Company's PRC Inc. ("PRC") subsidiary to supply information technology, services, systems integration and technical support to various federal agencies. Profit margins for this segment, however, continued to be impacted by investments in new programs and costs incurred for the development of commercial information technology services. Firm backlog for the Information Systems segment was $860.3 million at October 31, 1998 compared with $877.7 million at July 31, 1998. In addition, TASC and PRC have non-firm, unfunded backlog with potential contract values of $1.7 billion at October 31, 1998 compared with $1.8 billion at July 31, 1998.

     The Marine Engineering and Production segment reported sales and operating profit of $268.2 million and $35.0 million for the current quarter, compared with $238.6 million and $30.1 million, respectively, for the prior year's first quarter. These increases reflect a higher level of construction activities on long-term contracts including three Aegis destroyers and a seventh LHD class amphibious assault ship. The resulting improvements from these contracts were partially offset by the effects of the completion and delivery of an Aegis destroyer and a sixth LHD class amphibious assault ship during the second half of fiscal year 1998. Operating margins benefited from increased earnings rates on programs maturing in the production process and continued production efficiencies. Backlog for this segment at October 31, 1998 was $3.31 billion, compared with $3.47 billion at July 31, 1998.

     Sales and operating profit for the Electronic Components and Materials segment were $152.2 million and $25.8 million for the first quarter of fiscal year 1999 compared with $147.2 million and $22.0 million, respectively, for the first quarter of the prior year. The demand for this segment's commercial electronic products by original equipment manufacturers in the telecommunications and computer industries contributed to the slightly higher sales for the current quarter. While the businesses in this segment continued to invest in product development and expand production capacity, profit margins benefited from management's ongoing program to improve process and cost efficiencies.

     Interest expense was higher for the first quarter of fiscal year 1999 compared with the first quarter of fiscal year 1998 as a result of the $300 million in certain long-term notes and debentures along with short-term borrowings issued in connection with the acquisition of TASC and a payment of prior years' taxes during fiscal year 1998. Higher interest payments due to increased borrowings along with higher working capital requirements resulted in a net use of cash for operating activities in the first quarter. Also during the quarter, the Company received $43.5 million in proceeds from the sale of a division and repurchased 399,600 shares of Common stock for approximately $21 million in cash, leaving approximately 1.7 million shares to be repurchased under the Company's stock buyback program as of October 31, 1998. The Company had unused credit commitments of $200 million available for its general use at October 31, 1998 under a revolving credit agreement for $400 million. The Company also has another revolving credit agreement totaling $400 million which serves as a back-up facility for its commercial paper program.

EURO CONVERSION

     On January 1, 1999, the majority of the European Union member countries will convert to a common currency, the "Euro". The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002 after which the Euro will be the sole legal tender for the participating countries. The Company is currently evaluating the economic and operational impact, including competition, pricing, contracts, taxation and foreign currency exchange rate risk, of the Euro conversion but does not expect it to have a material effect on its financial condition or results of operations.

YEAR 2000 READINESS DISCLOSURES

     The Company has developed plans and a program to address the potential impact of the Year 2000 on its business systems, facilities and products which may include imbedded software. Each of these areas has been inventoried for potential Year 2000 impact. Detailed implementation plans are in place for the required modifications or replacements. The process and progress is monitored on a regular basis by a special corporate task group of management, audit and legal personnel and reported to management and the Audit and Compliance Committee of the Board of Directors. Implementation of the required changes to critical systems, facilities and products is expected to be completed during fiscal year 1999. The Company is in contact with major suppliers and customers and is developing backup and contingency plans both in relation to internal systems, facilities and products and third parties. Incremental costs to address and achieve Year 2000 compliance are expensed as incurred. Such costs are approximately $12 million through October 31, 1998 and expected to total approximately $22 million. In addition, the Company has continued its process of replacing manufacturing and business systems with more efficient and technologically up to date systems that are also Year 2000 compliant. The Company believes it is taking reasonable steps to prevent a material adverse operational or financial impact from a non-compliant situation. The effect, if any, on the Company's results of operations if the Company, any of its customers or suppliers is not Year 2000 compliant is not reasonably estimable. This discussion contains forward-looking statements containing such words as "expected", "estimated", "believes" and "reasonably estimable". The actual results may differ if implementation plans, the backup and contingency plans are not implemented by third parties or the information provided by third parties is incorrect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 for a discussion of its exposure to market risks. There has been no significant change during the first quarter ended October 31, 1998.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton brought suit against Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton which the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision and reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, reversed in part, and ordered a new trial on both liability and damages. A new trial date has not been set.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damage study did not disaggregate damages among legal and illegal conduct. A new trial limited to the issue of the amount of damages resulted in a jury verdict on December 9, 1998, in the amount of $250 million in favor of Litton. U.S. District Court Judge Mariana R. Pfaelzer now will review the jury's verdict as well as post trial motions of the parties and determine whether to enter the jury's verdict as a judgment. If the jury's verdict is entered by Judge Pfaelzer, by law the amount is trebled to $750 million plus attorneys' fees. Honeywell has stated that it intends to appeal the judgment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

        Exhibit 10.1:    Board of Directors Resolutions, adopted September 24, 1998, amending the Litton Industries, Inc. Restoration Plan.
        Exhibit 10.2:    Board of Directors Resolutions, adopted December 3, 1998,
                         with respect to non-employee directors' remuneration.
        Exhibit 10.3:    Litton Industries, Inc. Non-Employee Director Stock Plan.
        Exhibit 10.4:    Litton Industries, Inc. Non-Employee Director Deferred
                         Compensation Plan.
        Exhibit 10.5:    Board of Directors Resolutions, adopted September 24, 1998, amending the definition of the term "Annual Bonus" in the
                         Change of Control Employment Agreements between the Company and certain executive officers and group executives.
        Exhibit 10.6:    Board of Directors Resolutions, adopted September 24, 1998, limiting the retirement program to current directors.
        Exhibit 27:      Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the first quarter ended October 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By      /s/ CAROL A. WIESNER
                                            ------------------------------------
                                                      Carol A. Wiesner
                                               Vice President and Controller
                                               (Principal Financial Officer)

December 15, 1998