Form 10-Q
period 1999-04-30
LITTON INDUSTRIES INC
filed 1999-06-14
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 14, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 28, 1999 there were 45,425,177 shares of Common Stock outstanding.

                                  Page 1 of 13

                       Exhibit Index appears on Page 12.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                        FOR QUARTER ENDED APRIL 30, 1999

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I. FINANCIAL INFORMATION

  Item 1.   Financial Statements

            Consolidated Statements of Operations
              Nine months ended April 30, 1999 and 1998.................     3

            Consolidated Statements of Operations
              Three months ended April 30, 1999 and 1998................     4

            Consolidated Balance Sheets
              April 30, 1999 and July 31, 1998..........................     5

            Consolidated Statements of Cash Flows
              Nine months ended April 30, 1999 and 1998.................     6

            Notes to Consolidated Financial Statements..................     7

  Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     9

  Item 3.   Quantitative and Qualitative Disclosures About Market
              Risk......................................................    11

PART II. OTHER INFORMATION

  Item 1.   Legal Proceedings...........................................    12

  Item 6.   Exhibits and Reports on Form 8-K............................    12

Signature...............................................................    13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED
                                                                     APRIL 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Sales and Service Revenues..................................  $3,593,967    $3,155,887
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   2,797,157     2,426,367
  Selling, general and administrative.......................     390,934       367,830
  Depreciation and amortization.............................     119,638       107,823
  Interest -- net...........................................      49,448        35,729
                                                              ----------    ----------
          Total.............................................   3,357,177     2,937,749
                                                              ----------    ----------
Earnings before Taxes on Income.............................     236,790       218,138
Taxes on Income.............................................     (94,716)      (87,255)
                                                              ----------    ----------
Net Earnings................................................  $  142,074    $  130,883
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................  $     3.11    $     2.82
                                                              ==========    ==========

  Diluted...................................................  $     3.05    $     2.75
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                     APRIL 30,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,255,507    $1,143,037
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................     967,574       885,143
  Selling, general and administrative.......................     146,508       127,171
  Depreciation and amortization.............................      39,704        38,264
  Interest -- net...........................................      16,939        14,430
                                                              ----------    ----------
          Total.............................................   1,170,725     1,065,008
                                                              ----------    ----------
Earnings before Taxes on Income.............................      84,782        78,029
Taxes on Income.............................................     (33,913)      (31,211)
                                                              ----------    ----------
Net Earnings................................................  $   50,869    $   46,818
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................  $     1.12    $     1.01
                                                              ==========    ==========

  Diluted...................................................  $     1.10    $     0.98
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              APRIL 30,      JULY 31,
                                                                 1999          1998
                                                              ----------    ----------
ASSETS
Current Assets
  Cash and marketable securities............................  $  104,726    $   31,925
  Accounts receivable, net..................................     888,694       820,624
  Inventories less progress payments........................     657,834       635,942
  Deferred tax assets.......................................     385,343       417,719
  Prepaid expenses..........................................      29,469        27,770
                                                              ----------    ----------
          Total Current Assets..............................   2,066,066     1,933,980
                                                              ----------    ----------
Property, Plant and Equipment -- at cost....................   1,560,438     1,543,041
  Less accumulated depreciation.............................    (947,393)     (929,527)
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     613,045       613,514
                                                              ----------    ----------
Goodwill and Other Intangibles, Net.........................   1,084,314     1,075,299
                                                              ----------    ----------
Other Assets and Long-term Investments......................     480,233       427,022
                                                              ----------    ----------
          Total Assets......................................  $4,243,658    $4,049,815
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  781,115    $  876,850
  Payrolls and related expenses.............................     206,105       200,059
  Taxes on income...........................................      59,169        74,040
  Short-term debt...........................................     463,046       274,178
  Contract liabilities and customer deposits................     328,407       346,270
                                                              ----------    ----------
          Total Current Liabilities.........................   1,837,842     1,771,397
                                                              ----------    ----------
Long-term Obligations.......................................     771,999       771,321
                                                              ----------    ----------
Postretirement Benefit Obligations Other than Pensions......     206,491       206,397
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     110,736       113,461
                                                              ----------    ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053         2,053
     Common stock...........................................      45,410        45,783
  Additional paid-in capital................................     339,354       316,628
  Retained earnings.........................................     977,419       869,359
  Accumulated other comprehensive loss --
     Cumulative currency translation adjustment.............     (47,646)      (46,584)
                                                              ----------    ----------
          Total Shareholders' Investment....................   1,316,590     1,187,239
                                                              ----------    ----------
          Total Liabilities and Shareholders' Investment....  $4,243,658    $4,049,815
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                NINE MONTHS ENDED
                                                                    APRIL 30,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
Cash and cash equivalents at beginning of period............  $  16,175    $   4,144
                                                              ---------    ---------
Operating Activities
  Net earnings..............................................    142,074      130,883
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization..........................    119,638      107,823
     Changes in assets and liabilities, net of effects of
      acquisitions
       Accounts receivable..................................    (55,779)     (51,506)
       Inventories..........................................    (23,387)      55,930
       Prepaid expenses.....................................       (863)       6,695
       Accounts payable.....................................   (105,563)     (78,421)
       Payrolls and related expenses........................      3,968        6,961
       Deferred and current taxes on income.................     29,374      (44,625)
       Contract liabilities and customer deposits...........    (17,863)      17,697
     Other operating activities.............................    (37,346)     (25,680)
                                                              ---------    ---------
Cash provided by operating activities.......................     54,253      125,757
                                                              ---------    ---------
Investing Activities
  Purchase of businesses, net of cash acquired..............    (92,018)    (445,483)
  Purchase of capital assets................................    (86,741)     (72,751)
  Proceeds from sale of business............................     45,990           --
  Other investing activities................................      2,153       (5,933)
                                                              ---------    ---------
Cash used for investing activities..........................   (130,616)    (524,167)
                                                              ---------    ---------
Financing Activities
  Change in short-term debt, net............................    172,215      149,991
  Purchase of Common stock..................................    (38,132)     (16,758)
  Exercise of stock options.................................     15,232       13,041
  Proceeds from issuance of long-term obligations...........         --      296,839
  Other financing activities................................     (2,209)      (4,617)
                                                              ---------    ---------
Cash provided by financing activities.......................    147,106      438,496
                                                              ---------    ---------
Resulting in increase in cash and cash equivalents..........     70,743       40,086
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  86,918    $  44,230
                                                              =========    =========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $  65,150    $  41,237
  Income taxes paid, net....................................  $  54,068    $ 116,848

Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.................................  $  86,918    $  44,230
  Marketable securities.....................................     17,808       15,750
                                                              ---------    ---------
          Total cash and marketable securities..............  $ 104,726    $  59,980
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 1999

 1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1998. The results of operations for the nine months ended April 30, 1999 are not necessarily indicative of operating results for the entire year.

 2. The components of inventory balances are summarized below:

                                                             APRIL 30, 1999    JULY 31, 1998
                                                             --------------    -------------
                                                                 (THOUSANDS OF DOLLARS)
Raw materials and work in progress.........................    $  997,716       $1,036,492
Finished goods.............................................        58,150           42,746
                                                               ----------       ----------
                                                                1,055,866        1,079,238
Less progress payments.....................................      (398,032)        (443,296)
                                                               ----------       ----------
Net inventories............................................    $  657,834       $  635,942
                                                               ==========       ==========

 3. Interest (expense) income is shown below:

                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   APRIL 30,             APRIL 30,
                                              -------------------   -------------------
                                                1999       1998       1999       1998
                                              --------   --------   --------   --------
                                                       (THOUSANDS OF DOLLARS)
Interest expense............................  $(18,958)  $(16,292)  $(55,363)  $(41,047)
Interest income.............................     2,019      1,862      5,915      5,318
                                              --------   --------   --------   --------
Net interest expense........................  $(16,939)  $(14,430)  $(49,448)  $(35,729)
                                              ========   ========   ========   ========

 4. The Company computes basic and diluted earnings per share ("EPS") in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic EPS is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

     The following table sets forth the computation of basic and diluted earnings per share:

                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                               APRIL 30,                   APRIL 30,
                                       -------------------------   -------------------------
                                          1999          1998          1999          1998
                                       -----------   -----------   -----------   -----------
                                         (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Net earnings.........................  $    50,869   $    46,818   $   142,074   $   130,883
Preferred stock dividends............         (206)         (206)         (616)         (616)
                                       -----------   -----------   -----------   -----------
Net earnings available to common
  shareholders.......................  $    50,663   $    46,612   $   141,458   $   130,267
                                       ===========   ===========   ===========   ===========
Weighted average common shares
  outstanding -- used for basic
  earnings per share.................   45,419,150    46,278,410    45,479,120    46,132,610
Dilutive effect of stock options.....      847,883     1,204,327       946,352     1,187,053
                                       -----------   -----------   -----------   -----------
Number of shares used for diluted
  earnings per share.................   46,267,033    47,482,737    46,425,472    47,319,663
                                       ===========   ===========   ===========   ===========
Basic earnings per share.............  $      1.12   $      1.01   $      3.11   $      2.82
                                       ===========   ===========   ===========   ===========
Diluted earnings per share...........  $      1.10   $      0.98   $      3.05   $      2.75
                                       ===========   ===========   ===========   ===========

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 1999

 5. Effective in the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes "all changes in equity during a period except those resulting from investments by owners and distributions to owners."

     Comprehensive income and its components are summarized below:

                                            THREE MONTHS ENDED     NINE MONTHS ENDED
                                                APRIL 30,              APRIL 30,
                                            ------------------    --------------------
                                             1999       1998        1999        1998
                                            -------    -------    --------    --------
                                                      (THOUSANDS OF DOLLARS)
Net earnings..............................  $50,869    $46,818    $142,074    $130,883
Currency translation adjustments..........   (5,196)      (364)     (1,062)     (2,405)
                                            -------    -------    --------    --------
Total comprehensive income................  $45,673    $46,454    $141,012    $128,478
                                            =======    =======    ========    ========

 6. On May 6, 1999, Litton proposed separate transactions to acquire Newport News Shipbuilding Inc. ("Newport News") and Avondale Industries, Inc. ("Avondale"). Litton proposed a stock-for-stock merger with Newport News valued at $35.61 per Newport News share of common stock based on the May 6, 1999 closing price of $64.75 for Litton Common stock. At the same time, Litton also proposed to acquire Avondale for $38.00 per share of its common stock in cash. Both Newport News and Avondale are engaged in the design, construction, repair, and overhaul of various types of ocean-going vessels, primarily for the U.S. Navy.

     On June 3, 1999, Litton and Avondale entered into an Agreement and Plan of Merger (the "Agreement"), filed as Exhibit 2.1 to the Company's Report on Form 8-K dated June 11, 1999 and incorporated herein by reference, providing for the acquisition of Avondale common stock at a revised purchase price of $39.50 per share in cash, for a total value of approximately $529 million. Litton and Avondale also entered into a Company Stock Option Agreement, filed as Exhibit 2.2 to Litton's Report on Form 8-K dated June 11, 1999 and incorporated herein by reference, pursuant to which Avondale granted Litton the option to purchase up to 9.9% of Avondale common stock at an exercise price of $39.50 per share upon the termination of the Agreement subject to certain terms and conditions. This transaction, which is subject to Avondale shareholders' and regulatory approvals, will be accounted for under the purchase method of accounting.

     The Department of Defense has informally indicated that, as the principal customer, based upon preliminary data, it was not convinced that the possible cost savings of the Newport News transaction, unlike the Avondale transaction, would be sufficient to justify the reduction in competition. The Company is continuing to explore means of reaching a satisfactory resolution for these concerns, but is not optimistic at this time. If consummated, this transaction was expected to be accounted for as a pooling of interests.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported sales of $1.26 billion and $3.59 billion for the third quarter and nine months ended April 30, 1999 compared with $1.14 billion and $3.16 billion for the prior year's periods, respectively. Operating profit improved to $116.9 million and $331.9 million for the third quarter and nine months ended April 30, 1999 compared with $106.8 million and $294.9 million for the corresponding periods of the prior fiscal year. Net earnings rose 8.7% to $50.9 million for the quarter and 8.6% to $142.1 million for the nine months ended April 30, 1999. Corresponding amounts for the fiscal year 1998 periods were $46.8 million and $130.9 million, respectively.

     Sales and operating profit for the Advanced Electronics segment were $381.4 million and $32.9 million for the third quarter of fiscal year 1999, compared with $407.8 million and $29.2 million for the third quarter of the prior year. Sales and operating profit for the nine months of the current fiscal year were $1.15 billion and $89.3 million compared with $1.19 billion and $81.3 million for the nine months of fiscal year 1998. Although sales were affected by the sale of a division in the first quarter, the shift into the production phase on certain defense electronics programs and the continued streamlining of operating and cost structures contributed to improved operating margins. During the current quarter, the Company completed the acquisition of Denro, Inc. ("Denro") which manufactures voice and data electronic switching equipment and data recorders used in air traffic control. Denro reported sales of approximately $35 million for its fiscal year ended November 1998. Backlog for the Advanced Electronics segment amounted to $1.36 billion at April 30, 1999 compared with $1.46 billion at July 31, 1998.

     The Information Systems segment reported sales and operating profit of $425.6 million and $13.2 million for the third quarter of fiscal year 1999, compared with $314.6 million and $16.3 million for the third quarter of the prior year. For the first nine months of the current fiscal year, sales and operating profit were $1.22 billion and $53.6 million compared with $829.4 million and $48.8 million for the same period of fiscal year 1998. The acquisition of TASC, Inc. ("TASC") in April 1998 and higher volume on various contracts at the Company's PRC Inc. subsidiary ("PRC") generated a significant improvement in sales. However, costs incurred on several programs in the early stages of development at the Data Systems division and investments incurred to develop the commercial information technology services of the Company's Litton Enterprise Solutions, Inc. subsidiary ("LES") have continued to impact margins for this segment. The Company is currently reviewing its strategic options regarding the LES operation. Firm backlog at April 30, 1999 for the Information Systems segment increased to $1.10 billion from $877.7 million at July 31, 1998. In addition, TASC and PRC have non-firm, unfunded backlog with potential contract values of $2.1 billion at April 30, 1999 compared with $1.8 billion at July 31, 1998.

     The Marine Engineering and Production segment reported sales and operating profit of $302.3 million and $45.2 million for the current quarter, compared with $279.5 million and $36.6 million for the prior year's third quarter. The respective amounts for the nine months of fiscal year 1999 were $812.1 million and $114.4 million compared with $740.9 million and $95.8 million for the nine months of fiscal year 1998. These increases reflect a higher level of construction activities on long-term contracts, partially offset by the effects of the completion and delivery of an Aegis destroyer during the second quarter of fiscal year 1999 and an Aegis destroyer and a sixth LHD class amphibious assault ship during the second half of fiscal year 1998. Operating margins benefited from increased earnings rates on programs maturing in the production process and continued production efficiencies. Backlog for this segment was $4.33 billion at April 30, 1999 compared with $3.47 billion at July 31, 1998. Backlog bookings for the first nine months of the current fiscal year included a contract signed with American Classic Voyages Co. to build two passenger cruise ships, with an option for a third vessel, and the exercise of an option by the U.S. Navy during the second quarter to build two additional destroyers. As discussed in Note 6 of Notes to Consolidated Financial Statements, subsequent to the end of the quarter the Company entered into a definitive merger agreement with Avondale providing for the purchase of its common stock at $39.50 per share in cash, for a total value of approximately $529 million. As a designer and builder of military and commercial vessels, Avondale, along with the Company's Ingalls Shipbuilding division, will strengthen Litton's position as a world-class shipbuilder.

     The Electronic Components and Materials segment reported sales and operating profit of $157.8 million and $26.6 million for the third quarter of the current fiscal year compared with $155.9 million and $26.7 million for the same period of the prior year. Sales and operating profit for the nine months of the current fiscal year were $454.0 million and $77.0 million compared with $442.8 million and $72.4 million for the nine months of fiscal year 1998. Overall, sales for the segment were substantially comparable to the prior year's periods, reflecting a leveling of demand for this segment's commercial electronic products, while operating margins remained strong. During the current quarter, the Company completed the acquisitions of Tarutin Company, Ltd. ("Tarutin") and Retconn Incorporated ("Retconn"), which have combined estimated annual revenues of approximately $35 million. Located in Japan, Tarutin manufactures paste solder and soldering products for the consumer electronics and automobile industries. Retconn designs and manufactures coaxial connectors, contacts, and cable harnesses for the wireless communications and computer markets.

     Net interest expense for the third quarter and nine months ended April 30, 1999 amounted to $16.9 million and $49.4 million compared with $14.4 million and $35.7 million for the prior year's periods, respectively. Interest expense was higher in the current year primarily as a result of the issuance of $300 million in long-term notes and debentures along with short-term borrowings in connection with the acquisition of TASC in April 1998 and a payment of prior years' taxes during the second quarter of fiscal year 1998.

     Cash and marketable securities amounted to $104.7 million at April 30, 1999 compared with $31.9 million at July 31, 1998. Cash flow from operations and proceeds from the sale of a division, along with short-term borrowings, provided the funds to meet operating needs, make capital expenditures, finance the previously discussed acquisitions of Denro, Tarutin and Retconn and repurchase 687,100 shares of Common stock. Management believes that cash flow from operations, along with borrowing capability, will be sufficient to meet anticipated needs for the foreseeable future. At April 30, 1999, the Company had credit commitments totaling $400 million of which approximately $150 million was available for its general use and the remainder for replacement of existing debt. The Company also has another revolving credit agreement totaling $400 million that serves as a back-up facility for its commercial paper program under which $323.8 million was outstanding at April 30, 1999.

EURO CONVERSION

     A majority of the European Union member countries converted to a common currency, the "Euro" on January 1, 1999. The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002 after which the Euro will be the sole legal tender for the participating countries. The Company is continuing to evaluate the economic and operational impact of the Euro, including competition, pricing, contracts, taxation and foreign currency exchange rate risk, but does not expect the Euro to have a material effect on its financial condition or results of operations.

YEAR 2000 READINESS DISCLOSURES

     The Company is continuing its process to address the potential impact of the Year 2000 on its business systems, facilities, and products which may include imbedded software. This program includes an assessment and inventory of potential Year 2000 issues and detailed implementation plans for the required modifications. The Company has also continued its process of replacing manufacturing and business systems with more efficient and technologically up to date systems that are also Year 2000 compliant. The process and progress is monitored on a regular basis by a special corporate task group of management, internal audit, and legal personnel, and reported to management and the Audit and Compliance Committee of the Board of Directors.

     The assessment and inventory phases have been completed and the implementation of required changes is substantially complete. Testing of the modifications implemented is currently underway and is expected to be completed during fiscal year 1999, along with the remainder of the implementation phase. The Company has also been in contact with major suppliers and customers and has received written confirmation regarding their Year 2000 readiness and has tested certain situations. Based on the foregoing, the Company does not anticipate significant third party Year 2000 issues; however, there can be no assurance that non-compliance by a supplier or other third parties will not occur. The Company is developing contingency plans both in relation to internal systems, facilities, and products and third parties to mitigate the impact of potential non-compliance.

     Incremental costs to address and achieve Year 2000 compliance are expensed as incurred and have totaled approximately $19 million through April 30, 1999 of which $10 million was expended during the first nine months of fiscal year 1999. Incremental costs are expected to total approximately $24 million.

     Although the Company cannot accurately predict the extent of operational and financial impact resulting from any non-compliance, including that by a third party, the Company does not believe there are any material risks related to Year 2000 issues based on progress and results achieved to date.

SAFE HARBOR CAUTIONARY STATEMENT

     This document contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect management's current assumptions and estimates of future performance and economic conditions, and are subject to risks and uncertainties that could, and may well, cause actual results to differ materially. Important factors that could cause actual results to differ from those indicated by the forward-looking statements include, but are not limited to, changes in the defense budgets, effects of industry consolidation, successful development of technologies, and orders actually issued by the government against IDIQ (indefinite delivery, indefinite quantity) contracts in information technology markets different from those projected. The Company does not undertake any obligation to publicly release any revisions to forward-looking statements to reflect changes in risk factors, events, circumstances or changes in management's expectations after the date of this document.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1998 for a discussion of its exposure to market risks. There has been no significant change during the nine months ended April 30, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton brought suit against Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton which the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision and reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for a determination on both liability and damages. A new trial date has not been set.

     Litton also brought suit against Honeywell for illegal monopolizing of the market for inertial reference systems for large commercial air transport, commuter, and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damage study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, in the amount of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell at the $250 million which, by law, is trebled to $750 million, plus post judgment interest from the date of entry of the final judgment and costs and attorneys' fees. On May 20, 1999, the court heard Honeywell's post trial motions but has not issued a ruling as of this date.

     At meetings and discussions in February 1999, the United States Attorney's Office for the Central District of California ("the Government") advised the Company that it intended to bring criminal charges against the Company and potentially against some present and former officers and employees as a result of a lengthy investigation of the Company's payments to foreign consultants and the reporting of those payments to the United States Government in connection with sales to Taiwan, Greece, and possibly South Korea. While the Company believes it has good and meritorious defenses to the potential charges, the verdict in any trial cannot be predicted with certainty. The potential administrative action also must be considered by the Company. These discussions are continuing, however, the Company cannot at this time project the outcome. The Company, through counsel, has engaged in discussions with the Government.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits


       Exhibit  4.1:    $400,000,000 Credit Agreement dated March 24, 1999 among
                        Litton Industries, Inc., a group of banks and Morgan
                        Guaranty Trust Company of New York, as Agent.

       Exhibit  4.2:    Amendment No. 5 to the $400,000,000 Amended and Restated
                        Credit Agreement dated December 22, 1994 among Litton
                        Industries, Inc., a group of banks and Morgan Guaranty
                        Trust Company of New York, as Agent, and Wells Fargo
                        Bank, N.A., as Co-Agent.

       Exhibit 27:      Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the third quarter ended April 30, 1999.

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

June 14, 1999