Form 10-K
period 1999-07-31
LITTON INDUSTRIES INC
filed 1999-10-08
CIK 59880

    AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 8, 1999

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 30, 1999 the aggregate market value of the Registrant's voting stock held by non-affiliates was $2.450 billion.

     On September 30, 1999 there were 45,570,289 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on December 3, 1999.

================================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                           PAGE
                                                                           ----
PART I

  Item 1:    Business....................................................    1

  Item 2:    Properties..................................................    4

  Item 3:    Legal Proceedings...........................................    4

  Item 4:    Submission of Matters to a Vote of Security Holders.........    5


PART II

  Item 5:    Market for the Registrant's Common Equity and Related
               Stockholder Matters.......................................    6

  Item 6:    Selected Financial Data.....................................    6

  Item 7:    Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................    6

  Item 7a:   Quantitative and Qualitative Disclosures About Market
               Risk......................................................    6

  Item 8:    Financial Statements and Supplementary Data.................    6

  Item 9:    Disagreements on Accounting and Financial Disclosure........    6


PART III

  Item 10:   Directors and Executive Officers of the Registrant..........   13


  Item 11:   Executive Compensation......................................   14

  Item 12:   Security Ownership of Certain Beneficial Owners and
               Management................................................   14

  Item 13:   Certain Relationships and Related Transactions..............   14


PART IV

  Item 14:   Exhibits, Financial Statement Schedules and Reports on Form
               8-K.......................................................   15

Signatures...............................................................   18

                                     PART I

ITEM 1. BUSINESS

     Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) supplies advanced electronics and information systems and is a primary builder of large surface combatant ships for the U.S. Navy. Litton is also a global supplier of electronic components and materials for the telecommunications, industrial, and computer markets. On August 2, 1999, subsequent to the end of fiscal year 1999, the Company completed the acquisition of Avondale Industries, Inc. ("Avondale"), which is engaged in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for military and commercial markets. Avondale will be reported with the Company's Ship Systems segment. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 34,800 employees at more than 26 divisions and eight countries.

     The Company's businesses are reported in four business segments: Advanced Electronics, Information Systems, Ship Systems (formerly Marine Engineering and Production), and Electronic Components and Materials. Information about the Company's business segments appears on pages F-21 and F-22 of this Annual Report on Form 10-K. This information includes revenue, operating profit and total assets for each of the three years ended July 31, 1999. The segment information for fiscal year 1997 has been restated to reflect Information Systems (which was reported with the Advanced Electronics segment) as a separate segment.

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

     Sales backlog for the Advanced Electronics segment was $1.310 billion and $1.463 billion at July 31, 1999 and 1998. Of the backlog at July 31, 1999, $121 million is expected to be realized as sales in years after fiscal year 2000 and $888 million is related to defense contract backlog.

     Approximately 49% of the Advanced Electronics segment's revenues in fiscal year 1999 were derived from sales to the U.S. Government.

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

     Firm backlog for the Information Systems segment was $976.1 million and $877.7 million at July 31, 1999 and 1998. Of the backlog at July 31, 1999, $288 million is expected to be realized as sales in years after fiscal year 2000 and $421 million is related to defense contract backlog. In addition, PRC Inc. ("PRC") and TASC, Inc. ("TASC"), subsidiaries of the Company, had unfunded backlog with potential future contract values totaling approximately $2.2 billion at July 31, 1999 compared with $1.8 billion at July 31, 1998.

     Approximately 86% of the revenues for the Information Systems segment in fiscal year 1999 were derived from sales to the U.S. Government.

  Ship Systems

     The Ship Systems segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services primarily for the U.S. Navy. Since 1975, the Company has delivered a total of 77 new destroyers, cruisers and amphibious assault ships to the U.S. Navy. During fiscal year 1999, the Company signed a contract with a commercial customer to build two passenger cruise ships, with an option for a third vessel. The Company is also exploring opportunities in commercial vessels, offshore drilling rigs and production platforms.

     On August 2, 1999, subsequent to the end of fiscal year 1999, the Company completed the acquisition of Avondale. With revenues of approximately $750 million in its fiscal year ended December 31, 1998, Avondale is engaged in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for military and commercial markets. Avondale's current major contracts include the U.S. Navy's LPD program, the newest class of amphibious transport ship, and double-hulled crude oil carriers for a commercial customer.

     Sales backlog for the Ship Systems segment was $4.093 billion and $3.472 billion at July 31, 1999 and 1998, respectively. Of the backlog at July 31, 1999, approximately $2.952 billion is expected to be realized as sales in years after fiscal 2000 and $3.046 billion is related to defense contract backlog.

     Approximately 81% of the revenues for the Ship Systems segment in fiscal year 1999 were derived from sales to the U.S. Government.

  Electronic Components and Materials

     The Electronic Components and Materials segment designs and manufactures backpanel assemblies, printed circuit boards, specialty motors, slip rings and signal, power and fiber optic connectors and produces soldering materials, laser crystals, gallium arsenide substrates and microwave components for primarily commercial markets worldwide.

     Sales backlog for the Electronic Components and Materials segment was $222.7 million and $228.7 million at July 31, 1999 and 1998, respectively. Substantially all of the backlog at July 31, 1999 is expected to be realized in sales in the next fiscal year and $46 million is related to defense contract backlog.

     Approximately 16% of the revenues for the Electronic Components and Materials segment in fiscal year 1999 were derived from sales to the U.S. Government.

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

  U.S. Government Contracts

     Approximately 65% of the Company's total sales and service revenues for fiscal year 1999 were from U.S. Government contracts and subcontracts. Approximately 62% of these revenues related to fixed-price type contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material to the consolidated financial statements.

  Research and Development

     Worldwide expenditures on research and development activities amounted to $315.6 million, $233.8 million and $241.8 million, of which approximately 26%, 33% and 29% were Company-sponsored in the years ended July 31, 1999, 1998 and 1997, respectively. In fiscal 1999, the Advanced Electronics segment accounted for 55% of the total research and development expenditures.

  Environmental Protection

     During the fiscal year ended July 31, 1999, the amounts incurred to comply with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 3, 7, and 8 of this Annual Report on Form 10-K.

  Number of Employees

     At July 31, 1999, the Company had approximately 34,800 full-time employees. Employment by business segment was as follows:

Ship Systems................................................  11,100
Advanced Electronics........................................   9,700
Information Systems.........................................   9,500
Electronic Components and Materials.........................   4,500
                                                              ------
                                                              34,800
                                                              ======

  Financial Information by Geographic Area

     See Operations by Geographic Area on pages F-21 and F-22 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     The Company's principal plants and offices have an aggregate floor area of approximately 8,565,000 square feet, of which 7,580,000 square feet (88.5%) are located in the United States, and 985,000 square feet (11.5%) are located outside of the United States, primarily in Canada and Western Europe. The Company's executive offices, in owned premises, are at 21240 Burbank Boulevard, Woodland Hills, California.

     These properties are used by the various business segments as follows:

                                                              SQUARE FEET
                                                              -----------
Advanced Electronics........................................   3,499,000
Ship Systems................................................   1,891,000
Information Systems.........................................   1,697,000
Electronic Components and Materials.........................   1,372,000
Corporate...................................................     106,000
                                                               ---------
                                                               8,565,000
                                                               =========

     Approximately 6,316,000 square feet (73.7%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

     The Company's principal plants and offices in the United States are situated in 34 locations in 18 states as follows:

                           STATE                              SQUARE FEET
                           -----                              -----------
California..................................................   2,064,000
Mississippi.................................................   1,946,000
Virginia....................................................   1,223,000
Missouri....................................................     263,000
Pennsylvania................................................     236,000
Utah........................................................     216,000
Maryland....................................................     208,000
Iowa........................................................     203,000
Other states................................................   1,221,000
                                                               ---------
                                                               7,580,000
                                                               =========

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

ITEM 3. LEGAL PROCEEDINGS

     (a) In fiscal 1999 the Company was advised that the United States Attorney's Office in Los Angeles had decided to pursue action against the Company in connection with a lengthy investigation first initiated in 1991, unless the matter could be satisfactorily resolved. After extensive discussions with the U.S. Attorney's Office of the reasons why the Company believed it complied with applicable laws and administrative regulations with respect to payments to foreign consultants and potential terms of settlement, this matter was settled by the payment of $18.5 million during fiscal 1999. Although Litton believed it had meritorious defenses, this settlement, relating to past conduct, was determined to be in the Company's best interests.

     (b) Litton brought suit against Honeywell, Inc. for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton that the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision, reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the United States Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for a determination on both liability and damages. In July 1999, the District Court heard motions for summary judgment filed on behalf of Litton and Honeywell. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. Those rulings, when finalized by the District Court, will be appealed by the Company to the Federal Circuit Court of Appeals.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell of $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs.

     (c) The Company and certain of its divisions or subsidiaries have been named as potentially responsible parties by the United States Environmental Protection Agency, various state environmental agencies, and other potentially responsible parties for costs associated with cleanup of a number of sites to which they may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites, presently or formerly owned or leased by the Company (or by subsidiaries or divisions thereof). In addition, the Company and certain of its divisions or subsidiaries have been named as defendants in certain lawsuits for personal injuries and property damage allegedly resulting from environmental contamination. At this time, the Company believes that its potential liability for additional expenditures associated with these matters over the amounts currently accrued would not result in a material adverse effect on its consolidated financial statements.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on page F-24 and dividend information which is set forth on page F-13 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 30, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page 7 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption "Financial Review and Analysis" on pages 8 through 12 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information under the caption "Financial Review and Analysis" on page 11 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Management's Responsibility for Financial Reporting.........  F-1
Independent Auditors' Report................................  F-2
Consolidated Statements of Operations.......................  F-3
Consolidated Balance Sheets.................................  F-4
Consolidated Statements of Shareholders' Investment.........  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7
Quarterly Financial Information (unaudited).................  F-24

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF FINANCIAL INFORMATION
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              YEAR ENDED JULY 31
                                             ----------------------------------------------------
                                               1999       1998       1997       1996       1995
                                             --------   --------   --------   --------   --------
Operating Results
  Sales and Service Revenues...............  $4,827.5   $4,399.9   $4,175.5   $3,611.5   $3,319.7
  Segment Operating Profit
     Before Special Charges and Voluntary
       Settlement..........................  $  432.4   $  410.0   $  369.6   $  320.1   $  280.5
     Special Charges.......................     (74.6)        --         --         --         --
     Voluntary Settlement..................     (18.5)        --         --         --         --
                                             --------   --------   --------   --------   --------
  Total Operating Profit...................  $  339.3   $  410.0   $  369.6   $  320.1   $  280.5
                                             ========   ========   ========   ========   ========
  Net Earnings.............................  $  120.6   $  181.4   $  162.0   $  150.9   $  135.0
  Sales to the U.S. Government as a Percent
     of Total Sales........................        65%        66%        67%        71%        73%
Financial Position at Year End
  Working Capital..........................  $  292.6   $  162.6   $  121.2   $   68.8   $  130.1
  Total Assets.............................   4,199.9    4,049.8    3,519.7    3,431.4    2,559.6
  Long-term Obligations....................     859.3      771.3      507.3      514.5      103.6
  Shareholders' Investment.................   1,300.2    1,187.2    1,039.0      917.3      758.1
  Total Borrowed Funds to Total Capital....        44%        47%        39%        45%        15%
Common Share Data
Earnings per Share
  Basic....................................  $   2.63   $   3.91   $   3.48   $   3.24   $   2.92
  Diluted..................................      2.58       3.82       3.40       3.15       2.84
Book Value per Share at Year End...........     28.31      25.71      22.37      19.48      16.19
Common Shares Outstanding at Year End (in
  millions)................................      45.6       45.8       46.0       46.6       46.2
Shares Used to Compute Basic Earnings per
  Share (in millions)......................      45.5       46.1       46.3       46.3       46.0
Shares Used to Compute Diluted Earnings per
  Share (in millions)......................      46.5       47.3       47.4       47.6       47.2
Other Selected Financial Information
  Capital Expenditures.....................  $  124.7   $  115.7   $  113.1   $   91.0   $   98.3
  Depreciation and Amortization Expense....     160.6      147.6      137.5      113.8       95.4
  Research and Development Expenditures....     315.6      233.8      241.8      217.0      227.1
  Backlog at Year End......................   6,602.2    6,041.5    5,525.5    5,666.9    5,137.8
  Number of Employees at Year End..........    34,800     34,900     31,500     33,500     29,100

NOTES:

(A) Results for fiscal year 1999 included the effects of non-recurring and special charges totaling $116.8 million pre-tax ($77.4 million after-tax) or $1.67 per share. See Item 7, Financial Review and Analysis.

(B) The Company's PRC (acquired in fiscal year 1996) and TASC (acquired in fiscal year 1998) subsidiaries had unfunded backlog with potential contract values totaling approximately $2.2 billion, $1.8 billion, $1.5 billion and $1.0 billion for fiscal years 1999, 1998, 1997 and 1996, respectively.

(C) During the five year period ended July 31, 1999, the Company declared no cash dividends on its Common stock.

ITEM 7. FINANCIAL REVIEW AND ANALYSIS

     The Company supplies advanced electronics and information systems and is a primary builder of large surface combatant ships for the U.S. Navy. Litton is also a global supplier of electronic components and materials for the telecommunications, industrial, and computer markets. On August 2, 1999, subsequent to the end of fiscal year 1999, the Company completed the acquisition of Avondale, which is engaged in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for military and commercial markets. Avondale will be reported with the Company's Ship Systems segment (formerly the Marine Engineering and Production segment).

     Segment information can be found on pages F-21 and F-22.

  Fiscal Year 1999 Compared To 1998

     The Company reported revenues and segment operating profit of $4.83 billion and $339.3 million for fiscal year 1999 compared with $4.40 billion and $410.0 million, respectively, for fiscal year 1998. Net earnings and diluted earnings per share were $120.6 million and $2.58, respectively, compared with $181.4 million and $3.82, respectively, for the prior fiscal year. Results for fiscal year 1999 included the effects of non-recurring and special charges totaling $116.8 million pre-tax ($77.4 million after-tax) or $1.67 per share as further discussed below.

     The Advanced Electronics segment reported revenues and operating profit of $1.52 billion and $103.6 million ($126.2 million before non-recurring and special charges) for fiscal year 1999 compared with $1.59 billion and $110.6 million, respectively, for fiscal year 1998. The decline in revenues reflects the leveling off in the demand for this segment's inertial navigation systems and products and the sale of a division in the first quarter of the current fiscal year. Operating profit margins before non-recurring and special charges increased to 8.3% in fiscal year 1999 compared to 7.0% in fiscal year 1998 primarily due to reduced investments in several programs entering development phase, increased customer spares purchases and productivity improvements. Operating profit for the current fiscal year was impacted by a voluntary settlement for $18.5 million, paid in fiscal year 1999, with the United States Attorney's office to resolve allegations related to the use of foreign sales consultants. Also impacting fiscal year 1999 margins was the Company's plan to consolidate manufacturing facilities at its Applied Technology division ("ATD"), designed to improve operating efficiencies and eliminate excess capacity. ATD manufactures defense electronic systems. As a result, the Company recorded a special charge totaling $4.1 million in the fourth quarter of fiscal year 1999. The primary components of the charge included $2.3 million for severance and related benefits in connection with the termination of approximately 170 employees (primarily manufacturing) and $1.8 million to vacate a facility and for the abandonment of software with no future use. The cash expenditures are estimated to total $2.4 million and the Company expects to complete this consolidation effort during fiscal year 2000. During the third quarter of fiscal year 1999, the Company completed the acquisition of Denro Inc. ("Denro") which is a manufacturer of voice and data electronic switching equipment and data recorders used in air traffic control with annual revenues of approximately $35 million. Backlog for the Advanced Electronics segment at July 31, 1999 was $1.31 billion compared with $1.46 billion at July 31, 1998.

     The Information Systems segment reported revenues and operating loss of $1.65 billion and $30.9 million ($39.6 million operating profit before special charges) for fiscal year 1999 compared with revenues of $1.24 billion and operating profit of $70.4 million for fiscal year 1998. The acquisition of TASC in April 1998 and higher volume on the systems integration programs and technology outsourcing contracts with the U.S. Government at PRC resulted in higher revenues for the current year. Operating profit and margins at PRC and TASC, which represented 84% of Information Systems segment revenues in fiscal year 1999, increased primarily due to improved performance on selected systems integration and systems engineering programs and the significant growth in revenues in these two businesses. In July 1999, management approved a plan to exit the professional services and the mainframe computer operations outsourcing businesses conducted at the Litton Enterprise Solutions, Inc. subsidiary ("LES"). LES, with fiscal year 1999 sales of $60 million, experienced increased competition from larger and more established competitors which led to the plan to exit these businesses. The Company is committed to fulfill its obligations under existing contracts which it expects to complete by the end of fiscal year 2000. As a result, the Company recorded a special charge in the fourth quarter of fiscal year 1999 of $50.2 million, which included $41.3 million in software and hardware lease termination costs, $4.0 million for employee severance and termination benefits (covering substantially all of its employees), $1.9 million for the write-off of software and building improvements, and $3.0 million for other exit costs of which cash expenditures are expected to be $48.4 million. The Company also wrote-off goodwill with a residual carrying value of $15.0 million related to the businesses being exited. In addition to the special charges, the Company recorded estimated losses to complete the existing contracts totaling $23.7 million. The estimated contract losses have been included as a component of Cost of service revenues on the Consolidated Statement of Operations. The Company has also undertaken an effort to consolidate manufacturing facilities used in the command and control businesses at its Data Systems division to improve efficiencies and eliminate excess capacity. In connection with this plan, the Company recorded a special charge totaling $5.3 million, of which $4.0 million is expected to be cash, mainly for employee severance and termination benefits relating to approximately 270 employees (primarily engineering and administrative personnel) and the write-off of facility improvements at facilities being exited. Cost of relocating retained employees and equipment and other costs that benefit future operations have not been included. The Company expects to complete this plan in fiscal year 2000. Operating profit in the fourth quarter of fiscal year 1999 for the Information Systems segment also included a gain on sale of a unit of TASC engaged in archive software products of $12.8 million which was offset by investment and development costs incurred for new products and programs. Firm backlog at July 31, 1999 for this segment increased to $976.1 million from $877.7 million at July 31, 1998. In addition, TASC and PRC had unfunded backlog with potential contract values of up to $2.2 billion at July 31, 1999 compared with $1.8 billion at July 31, 1998.

     The Ship Systems segment reported revenues and operating profit of $1.09 billion and $160.5 million for fiscal year 1999 compared with $1.03 billion and $134.4 million for fiscal year 1998. The increase in revenues reflected a higher level of construction activities on long-term contracts, including three Aegis destroyers and a LHD class amphibious assault ship, partially offset by the completion and delivery of an Aegis destroyer in the second quarter of the current fiscal year and an Aegis destroyer and a LHD class amphibious assault ship during the second half of fiscal year 1998. Operating margins benefited from increased earnings rates on programs maturing in the production process. Backlog for this segment increased to $4.09 billion at July 31, 1999 compared with $3.47 billion at July 31, 1998. Contributing to the increase in backlog for the current year was a contract signed with American Classic Voyages Co. to build two passenger cruise ships, with an option for a third, and the exercise of an option by the U.S. Navy to build two additional destroyers. As previously discussed, the Company completed the acquisition of Avondale subsequent to the close of the current fiscal year. Avondale, with revenue of approximately $750 million in its fiscal year ended December 31, 1998 and backlog of approximately $2.0 billion, will strengthen Litton's position as a world-class shipbuilder by expanding lines of business in new construction and support services. Current major contracts for Avondale include the U.S. Navy's LPD program, the newest class of amphibious transport ship, and double-hulled crude oil carriers for a commercial customer.

     The Electronic Components and Materials segment reported revenues and operating profit of $619.1 million and $109.2 million for the current fiscal year compared with $595.8 million and $98.6 million for the prior year. Operating margins of 17.6% in fiscal year 1999 remained strong for the segment compared to 16.6% in fiscal year 1998. The margin increase was primarily due to cost reductions and increased capacity utilization at various electronic component manufacturing sites. During the third quarter of the current fiscal year, the Company completed the acquisitions of Tarutin Company, Ltd. ("Tarutin"), a Japanese manufacturer of paste solder and soldering products for the consumer electronics and automobile industries, and Retconn Incorporated ("Retconn"), which designs and manufactures coaxial connectors, contacts, and cable harnesses for the wireless communications and computer markets. Retconn and Tarutin have combined annual revenues of approximately $35 million.

  Fiscal Year 1998 Compared To 1997

     The Company reported revenues and operating profit of $4.40 billion and $410.0 million for fiscal year 1998 compared with $4.18 billion and $369.6 million, respectively, for fiscal year 1997. Operating margins improved for the Advanced Electronics, Ship Systems and Electronic Components and Materials segments.

Net earnings and diluted earnings per share rose 12% to $181.4 million and $3.82, respectively, compared with $162.0 million and $3.40, respectively, for the prior fiscal year.

     The Advanced Electronics segment reported revenues and operating profit of $1.59 billion and $110.6 million for fiscal year 1998 compared with $1.53 billion and $96.5 million, respectively, for the fiscal year 1997. The improvements in revenues and operating profit for fiscal year 1998 were primarily attributable to higher volume on programs in the integrated avionics systems and radar warning systems businesses and the acquisition of Racal Marine Group ("Decca") in February 1997. Operating profit also benefited from reduced program costs in certain defense electronics programs. Backlog for this segment at July 31, 1998 was $1.46 billion compared with $1.61 billion at July 31, 1997.

     The Information Systems segment reported revenues and operating profit of $1.24 billion and $70.4 million for fiscal year 1998 compared with $1.08 billion and $74.9 million for fiscal year 1997. The increase in revenues was mainly due to the acquisitions of TASC in April 1998 and SAI Technology ("SAIT") in March 1997. The increase in revenues from these acquisitions was offset by lower than expected volume under the PRC Inc. subsidiary's Super-Minicomputer contract with various U.S. Government agencies to provide computer systems integration and networking solutions. Operating profit was also impacted by an increasingly competitive federal procurement environment and by investments in new programs and technology made to address new market opportunities associated with software used in mobile command and control systems and displays and computer products. Firm backlog at July 31, 1998 for the Information Systems segment increased to $877.7 million from $518.1 million at July 31, 1997 due mainly to the acquisition of TASC. In addition, TASC and PRC had unfunded backlog with potential contract values of up to $1.8 billion at July 31, 1998 compared with $1.5 billion for PRC at July 31, 1997.

     The Ship Systems segment reported revenues and operating profit of $1.03 billion and $134.4 million for fiscal year 1998 compared with $1.11 billion and $135.0 million for fiscal year 1997. The decline in revenues reflected contracts completed during fiscal years 1997 and 1998 including an Aegis destroyer and a sixth LHD class amphibious assault ship delivered in the third and fourth quarters, respectively, of fiscal year 1998. This decline in revenues was partially offset by other contracts moving into more advanced stages of production, including a seventh LHD class amphibious assault ship and three Aegis destroyers. Operating margins improved as a result of increased earnings rates on programs maturing in the production process and continued production efficiencies. During fiscal year 1998, the U.S. Navy awarded the Company a contract to build six additional Aegis destroyers with options for two more. Two of the six Aegis destroyers awarded were funded for construction and contributed to an increase in backlog to $3.47 billion at July 31, 1998 from $3.23 billion at July 31, 1997.

     The Electronic Components and Materials segment reported revenues and operating profit of $595.8 million and $98.6 million for the current fiscal year compared with $508.3 million and $69.7 million for the prior year. These improvements were driven by continued strong demand for this segment's commercial electronics products as a result of the trend of outsourcing by original equipment manufacturers (OEMs) in the telecommunications and computer industries. Process improvements and cost reduction also contributed to the improved results. The Company responded to the strong demand by investing in product development and expanding production capacity.

  Liquidity and Capital Resources

     During fiscal year 1999, the Company generated $244 million in cash flow from operations which, along with proceeds of $83.7 million from issuance of long-term obligations and $61.0 million from sale of businesses, provided the funds to pay down more than $100 million in short-term debt, meet operating needs, and finance capital expenditures and the previously discussed acquisitions. The Company also repurchased 687,100 shares of Common stock, leaving approximately 1.4 million shares available to be repurchased under the Company's buyback program at July 31, 1999. In the fourth quarter of fiscal year 1999, the Company's Ingalls Shipbuilding, Inc. subsidiary issued, through the Mississippi Business Finance Corporation, $83.7 million in economic development revenue bonds to finance the construction costs of certain port facilities. The portion of the proceeds yet to be expended for construction has been used to reduce the Company's commercial paper borrowings. The Company expects cash flow from operations to continue to be the primary source for anticipated operating needs in the foreseeable future and to fund the cash requirements for the previously discussed consolidation of manufacturing facilities and exiting of businesses which are expected to total approximately $78 million. The Company has unused credit commitments of $360 million under an existing revolving credit agreement with various banks available for its general use and replacement of existing debt. During fiscal year 1999, the Company entered into a new short-term credit agreement, in anticipation of financing the purchase price for Avondale, totaling $400 million which, together with an existing facility for $400 million, serve as back-up facilities for its commercial paper program.

     Net interest expense was higher in the current year as a result of the issuance of $300 million in long-term notes and debentures along with short-term borrowings in connection with the acquisition of TASC and a payment of prior years' taxes during fiscal year 1998.

  Euro Conversion

     A majority of the European Union member countries converted to a common currency, the "Euro" on January 1, 1999. The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002 after which the Euro will be the sole legal tender for the participating countries. The Company is continuing to evaluate the economic and operational impact of the Euro, including competition, pricing, contracts, taxation, and foreign currency exchange risk, but does not expect the Euro to have a material effect on its consolidated financial statements.

  Environmental Matters

     As previously reported, the Company or certain of its divisions or subsidiaries has been named as a potentially responsible party in respect to various sites to which certain of its operations may have contributed wastes. Also, the Company and certain of its divisions and subsidiaries have incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites now or formerly owned or leased by the Company. At this time, the Company believes that its potential liability for additional expenditures associated with such owned or leased sites and other sites to which it may have contributed wastes over the amounts currently accrued would not result in a material adverse effect on its consolidated financial statements.

  Market Risk Disclosure

     The Company has exposures to interest rate risk primarily from its short-term and long-term borrowings and to exchange rate risk with respect to its foreign operations and from foreign currency transactions. In general, the Company's long-term borrowings are fixed rate debt and the short-term borrowings are variable rate debt. See Note C for components of the Company's short-term and long-term obligations. At July 31, 1999, the carrying value of the long-term fixed rate borrowings was $782.4 million compared with an estimated fair value of $742.6 million. If the interest rates were 10% lower, the projected fair value at July 31, 1999 would have been $804.6 million. Based on short-term borrowings outstanding at July 31, 1999 and the weighted-average interest rates related to such borrowings as of July 31, 1999, a hypothetical 10% increase to the interest rates would not have a significant impact on the Company's consolidated financial statements.

     The Company from time to time enters into foreign currency exchange contracts to hedge certain foreign currency transactions and commitments and to reduce its exposure resulting from investments in certain foreign operations. These contracts were not significant at July 31, 1999. A hypothetical 10% change in the relevant currency rates at July 31, 1999 would not have a material impact on the Company's consolidated financial statements.

  Year 2000 Readiness Disclosures

     The Company is substantially complete with its program to address the potential impact of the Year 2000 on its business systems, facilities, and products which may include imbedded software. This program includes an assessment and inventory of potential Year 2000 issues and detailed implementation plans for the required modifications. The Company has also continued its process of replacing manufacturing and business systems with more efficient and technologically up to date systems that are also Year 2000 compliant. The process and progress have been monitored on a regular basis by a special corporate task group of management, internal audit, and legal personnel, and reported to management and the Audit and Compliance Committee of the Board of Directors.

     The assessment and inventory phases, along with the implementation of required changes, have been completed. Testing of the modifications implemented has been substantially and successfully completed. The Company has also been in contact with major suppliers and customers and has received written confirmation regarding their Year 2000 readiness and has tested certain situations. Based on the foregoing, the Company does not anticipate significant third party Year 2000 issues; however, there can be no assurance that non-compliance by a supplier or other third parties will not occur. The Company is developing contingency plans both in relation to internal systems, facilities, and products and third parties to mitigate the impact of potential non-compliance.

     Although the Company cannot accurately predict the extent of operational and financial impact resulting from any non-compliance, including that by a third party, the Company does not believe there are any material risks related to Year 2000 issues based on progress and results achieved to date.

     Incremental costs to address and achieve Year 2000 compliance are expensed as incurred and have totaled approximately $23 million through July 31, 1999 of which $14 million was expended during fiscal year 1999. Total incremental costs will approximate $25 million.

  Safe Harbor Cautionary Statement

     Any statements in this report regarding Litton's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "believes," "scheduled," and similar expressions. Litton claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for these statements. No assurance can be given that the results in any forward-looking statement will be achieved and actual results could be affected by one or more factors which could cause them to differ materially.

     Litton does a significant portion of its business with the U.S. government. It also conducts business in international markets which are subject to U.S. export policies or which may be affected by U.S. foreign policies. Changes of policy or enforcement practices, as well as the economic impact of U.S. policy, may alter projections. Other specific factors that might cause such a difference in results include, but are not limited to: successful execution of internal performance plans; performance issues with key suppliers and subcontractors; the status or outcome of legal proceedings and/or labor negotiations; changing priorities, reductions, and/or restraints in U.S. government budgets, particularly defense; the effects of consolidation in the U.S. defense industry; actual orders issued by the U.S. government against indefinite delivery/indefinite quantity contracts; the ability to successfully convert defense products and technology to commercially viable products; U.S. government statutes, policies, contracts and profit recognition thereof; termination of government contracts due to unilateral government action; customer changes in short-range and long-range plans; and the timing and occurrence or non-occurrence of circumstances beyond Litton's control.

     Litton does not undertake any obligation to publicly release any revisions to forward-looking statements to reflect events or circumstances or changes in expectations after the date of this document or to reflect the occurrence of unanticipated events.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company will be included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1999, which is hereby incorporated by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Shareholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 6, 1999 and their business experience during the prior five years:

                                                          POSITIONS AND OFFICES PRESENTLY
               NAME                  AGE                   HELD AND BUSINESS EXPERIENCE
               ----                  ---                  -------------------------------
Michael R. Brown...................  58     Chairman of the Board since March, 1999, Chief Executive
                                            Officer since March, 1998, President since December, 1995
                                            and a director since September, 1995; prior thereto: Chief
                                            Operating Officer (1995-1998), Executive Vice President
                                            (1995), Group Executive of the Information Systems Group
                                            (1995-1997), Senior Vice President (1992-1995).
Larry A. Frame.....................  63     Senior Vice President and Group Executive of the Advanced
                                            Electronics Systems Group since March, 1999; prior thereto:
                                            Senior Vice President and Group Executive of the
                                            Navigation, Guidance and Control Systems Group (1994-1999).
Harry Halamandaris.................  61     Executive Vice President and Chief Operating Officer of
                                            Electronics and Information Systems since June, 1999; prior thereto: Executive Vice President and Chief Operating
                                            Officer (1999), Senior Vice President (1996-1999), Group
                                            Executive of the Electronic Warfare Systems Group
                                            (1995-1999), Vice President for Strategic Planning (1995),
                                            Vice President and Group Executive of Kaiser Aerospace &
                                            Electronics, Inc. (1994-1995), Director of Corporate
                                            Technology, Teledyne, Inc. (1989-1994).
Donald A. Lepore...................  63     Senior Vice President since September, 1996 and Group
                                            Executive of the Electronic Components and Materials Group
                                            since 1986; prior thereto: Vice President (1986-1996).
Timothy G. Paulson.................  52     Vice President and Treasurer since June, 1994; prior
                                            thereto: Vice President of Finance and Administration of
                                            the Company's Amecom Division (1991-1994).
John E. Preston....................  58     Senior Vice President and General Counsel since March,
                                            1994; prior thereto: Vice President and Associate General
                                            Counsel (1990-1994).
Gerald J. St. Pe'..................  59     Executive Vice President and Chief Operating Officer of
                                            Litton Ship Systems since June, 1999; prior thereto: Senior
                                            Vice President (1986-1999), President of Ingalls
                                            Shipbuilding, Inc. (1987-1999).

                                                          POSITIONS AND OFFICES PRESENTLY
               NAME                  AGE                   HELD AND BUSINESS EXPERIENCE
               ----                  ---                  -------------------------------
D. Michael Steuert.................  51     Senior Vice President and Chief Financial Officer since
                                            February 1999; prior thereto: Chief Financial Officer of
                                            GenCorp Inc. (1990-1999).
Carol A. Wiesner...................  60     Vice President and Controller since June, 1994; prior
                                            thereto: Vice President and Treasurer (1988-1994).

ITEM 11. EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1999, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1999, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on December 3, 1999, which is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        ----
(a)(1)    Financial Statements
          See Item 8 of Part II hereof
(a)(2)    Financial Statement Schedules
          The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated
               financial statements for each of the three years in the
               period ended July 31, 1999.
(a)(3)    Executive Compensation Plans and Arrangements...............   16
(b)       Reports on Form 8-K
          (1) In a report filed on Form 8-K dated May 10, 1999, the
          Company reported the proposed acquisitions of Avondale
              Industries, Inc. and Newport News Shipbuilding.
          (2) In a report filed on Form 8-K dated June 11, 1999, the
          Company reported that it had entered into a merger agreement with Avondale Industries, Inc.
          (3) In a report filed on Form 8-K dated July 8, 1999, the
          Company reported that it had entered into a voluntary
              settlement agreement with the United States Attorney's
              Office regarding an investigation of certain payments by
              the Company's subsidiaries to foreign sales consultants
              and the reporting of those payments to the U.S.
              Government.
          See Item 3 of Part I and Note I of Notes to Consolidated
          Financial Statements included in this Annual Report on Form
               10-K for further information.
(c)       Index to Exhibits...........................................  E-1

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                             REPORT WITH
                                                                EXHIBIT     WHICH EXHIBIT
                        DESCRIPTION                              NUMBER       WAS FILED
                        -----------                             --------    --------------
Directors' annual retainer and attendance fees..............    10.2        October, 1998
                                                                            Form 10-Q
Director retirement age and postretirement payments to
  directors.................................................    10.6        October, 1998
                                                                            Form 10-Q
Litton Supplemental Retirement Plan.........................    10.3        1983 Form 10-K
     -- Amendment to the Litton Supplemental Retirement
        Plan................................................    10.1        April, 1993
                                                                            Form 10-Q
Form of the agreement under the Litton Industries, Inc.
  Executive Survivor Benefit Plan...........................    10.4 (a)    1984 Form 10-K
     -- Amendment to the Executive Survivor Benefit Plan,
        adopted June 13, 1986...............................    10.4 (a)    1986 Form 10-K
Incentive loans.............................................    10.8 (a)    1991 Form 10-K
     -- Amendment to Incentive loan program.................    10.5 (b)    1996 Form 10-K
Supplemental Medical Insurance Plan.........................    10.10       1990 Form 10-K
Orion L. Hoch Supplemental Retirement Agreement and
  Supplemental Medical Insurance Plan.......................    10.13(b)    1983 Form 10-K
     -- First Amendment.....................................    10.13(c)    1984 Form 10-K
     -- Second Amendment....................................    10.4        April, 1994
                                                                            Form 10-Q
     -- Approval for participation in the Supplemental
        Medical Insurance Plan..............................    10.2        April, 1994
                                                                            Form 10-Q
Lifetime participation of Fred W. O'Green and Mildred G.
  O'Green in the Supplemental Medical Insurance Plan........    10.13(e)    1988 Form 10-K
Litton Industries Inc. 1984 Long-Term Stock Incentive Plan,
  as amended and restated...................................    10.1        October, 1996
                                                                            Form 10-Q
     -- Amendment dated September 18, 1997..................    10.10(f)    1997 Form 10-K
Litton Industries, Inc. Performance Award Plan..............    10.2        October, 1996
                                                                            Form 10-Q
Litton Industries, Inc. Restoration Plan....................    10.16       1989 Form 10-K
     -- Amendment dated September 24, 1998..................    10.1        October, 1998
                                                                            Form 10-Q
Litton Industries, Inc. Director Stock Option Plan..........    10.18(a)    1989 Form 10-K
     -- Amendment dated March 12, 1992......................    10.18(b)    1992 Form 10-K
     -- Adjustment for the distribution of Western Atlas
       Inc..................................................    10.18(c)    1993 Form 10-K
     -- Board of Directors Resolution adopted October 27,
       1994.................................................    10.13(d)    1995 Form 10-K
     -- Board of Directors Resolution adopted September 18,
       1997.................................................    10.13(e)    1997 Form 10-K
The Company's "Group Bonus Plan"............................    10          October, 1997
                                                                            Form 10-Q
Litton Industries, Inc. Supplemental Executive Retirement
  Plan......................................................    10.22       1995 Form 10-K
     -- Amendment No. 1.....................................    10.22(b)    1997 Form 10-K
     -- Amendment No. 2.....................................    10.22(c)    1997 Form 10-K
Litton Industries, Inc. Deferred Compensation Plan for
  Directors.................................................    10.26       April, 1993
                                                                            Form 10-Q

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                                             REPORT WITH
                                                                EXHIBIT     WHICH EXHIBIT
                        DESCRIPTION                              NUMBER       WAS FILED
                        -----------                             --------    --------------
Form of Change of Control Employment Agreement..............    10.27       1993 Form 10-K
     -- Board of Directors Resolution adopted September 24,
       1998.................................................    10.5        October, 1998
                                                                            Form 10-Q
Litton Industries, Inc. Non-Employee Director Stock Plan....    10.3        October, 1998
                                                                            Form 10-Q
Litton Industries, Inc. Non-Employee Director Deferred
  Compensation Plan.........................................    10.4        October, 1998
                                                                            Form 10-Q

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

October 8, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ ALTON J. BRANN                                          /s/ MICHAEL R. BROWN
-----------------------------------------------------       -----------------------------------------------------
Alton J. Brann, October 8, 1999                             Michael R. Brown, October 8, 1999
Director                                                    Director,
                                                            Chairman of the Board,
                                                            President and Chief Executive Officer

/s/ JOSEPH T. CASEY                                         /s/ CAROL B. HALLETT
-----------------------------------------------------       -----------------------------------------------------
Joseph T. Casey, October 8, 1999                            Carol B. Hallett, October 8, 1999
Director                                                    Director

/s/ O. L. HOCH                                              /s/ DAVID E. JEREMIAH
-----------------------------------------------------       -----------------------------------------------------
Orion L. Hoch, October 8, 1999                              David E. Jeremiah, October 8, 1999
Director                                                    Director

/s/ JOHN M. LEONIS                                          /s/ WILLIAM P. SOMMERS
-----------------------------------------------------       -----------------------------------------------------
John M. Leonis, October 8, 1999                             William P. Sommers, October 8, 1999
Director                                                    Director

/s/ C. B. THORNTON, JR.                                     /s/ D. M. STEUERT
-----------------------------------------------------       -----------------------------------------------------
C. B. Thornton, Jr., October 8, 1999                        D. Michael Steuert, October 8, 1999
Director                                                    Senior Vice President and
                                                            Chief Financial Officer

/s/ CAROL A. WIESNER
-----------------------------------------------------
Carol A. Wiesner, October 8, 1999
Vice President and Controller
(Chief Accounting Officer)

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

     The Audit and Compliance Committee of the Board of Directors, which consists solely of independent directors who are not employees of the Company, meets periodically with management, the independent auditors and the Company's internal auditors to review the scope of their activities and reports relating to internal controls and financial reporting matters. The independent and internal auditors have full and free access to the Audit and Compliance Committee and meet with the Committee both with and without the presence of Company management.

/s/ MICHAEL R. BROWN
---------------------------------------------------------
Michael R. Brown
Chairman, President and Chief Executive Officer

/s/ D. MICHAEL STEUERT
---------------------------------------------------------
D. Michael Steuert
Senior Vice President and Chief Financial Officer

/s/ CAROL A. WIESNER
---------------------------------------------------------
Carol A. Wiesner
Vice President and Controller

October 5, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Litton Industries, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies as of July 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the three years in the period ended July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 5, 1999

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED JULY 31
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Sales and Service Revenues
  Product Sales........................................  $3,174,370    $3,159,142    $3,090,702
  Service Revenues.....................................   1,653,147     1,240,746     1,084,822
                                                         ----------    ----------    ----------

          Total........................................   4,827,517     4,399,888     4,175,524
                                                         ----------    ----------    ----------
Costs and Expenses
  Cost of product sales................................   2,356,179     2,391,990     2,376,755
  Cost of service revenues.............................   1,418,278       998,485       889,682
  Selling, general and administrative..................     519,037       507,531       457,239
  Depreciation and amortization........................     160,622       147,556       137,502
  Special charges*.....................................      74,644            --            --
  Voluntary settlement**...............................      18,500            --            --
  Interest -- net......................................      66,951        52,043        44,370
                                                         ----------    ----------    ----------

          Total........................................   4,614,211     4,097,605     3,905,548
                                                         ----------    ----------    ----------
Earnings before Taxes on Income........................     213,306       302,283       269,976
Taxes on Income........................................     (92,722)     (120,913)     (107,990)
                                                         ----------    ----------    ----------
          Net Earnings.................................  $  120,584    $  181,370    $  161,986
                                                         ==========    ==========    ==========
Earnings per Share
  Basic................................................       $2.63         $3.91         $3.48
                                                              -----         -----         -----
                                                              -----         -----         -----
  Diluted..............................................       $2.58         $3.82         $3.40
                                                              -----         -----         -----
                                                              -----         -----         -----

---------------
 * See Note K for discussion.

** See Note I for discussion.

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      JULY 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                        ASSETS
Current Assets
  Cash and marketable securities............................  $   30,693    $   31,925
  Accounts receivable less allowance for doubtful accounts
     of $30,293 (1999) and $34,785 (1998)...................     859,074       820,624
  Inventories less progress payments........................     637,635       635,942
  Deferred tax assets.......................................     436,512       417,719
  Prepaid expenses..........................................      28,900        27,770
                                                              ----------    ----------
          Total Current Assets..............................   1,992,814     1,933,980
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     625,282       613,514
                                                              ----------    ----------
Goodwill and Other Intangibles, Net of Amortization of
  $193,201 (1999) and $154,062 (1998).......................   1,062,499     1,075,299
                                                              ----------    ----------
Other Assets and Long-term Investments......................     519,277       427,022
                                                              ----------    ----------
          Total Assets......................................  $4,199,872    $4,049,815
                                                              ==========    ==========

                       LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  317,651    $  314,687
  Accrued expenses..........................................     555,626       562,163
  Payrolls and related expenses.............................     207,622       200,059
  Taxes on income...........................................      64,207        74,040
  Short-term debt...........................................     162,751       274,178
  Contract liabilities and customer deposits................     392,320       346,270
                                                              ----------    ----------
          Total Current Liabilities.........................   1,700,177     1,771,397
                                                              ----------    ----------
Long-term Obligations.......................................     859,315       771,321
                                                              ----------    ----------
Postretirement Benefit Obligations Other than Pensions......     205,856       206,397
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     134,278       113,461
                                                              ----------    ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B (liquidation
      preference $8,213)....................................       2,053         2,053
     Common stock (shares outstanding: 45,559,603 (1999) and
      45,783,077 (1998))....................................      45,560        45,783
  Additional paid-in capital................................     345,005       316,628
  Retained earnings.........................................     955,538       869,359
  Accumulated other comprehensive loss -- Cumulative
     currency translation adjustment........................     (47,910)      (46,584)
                                                              ----------    ----------
          Total Shareholders' Investment....................   1,300,246     1,187,239
                                                              ----------    ----------
          Total Liabilities and Shareholders' Investment....  $4,199,872    $4,049,815
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
                             (THOUSANDS OF DOLLARS)

                                                                                                           ACCUMULATED
                                                            CAPITAL STOCK                                     OTHER
                                                         --------------------                             COMPREHENSIVE
                                                         PREFERRED                                      LOSS -- CUMULATIVE
                                             TOTAL       SERIES B     COMMON    ADDITIONAL                   CURRENCY
                                         SHAREHOLDERS'      PAR        PAR       PAID-IN     RETAINED      TRANSLATION
                                          INVESTMENT     VALUE $5    VALUE $1    CAPITAL     EARNINGS       ADJUSTMENT
                                         -------------   ---------   --------   ----------   --------   ------------------
BALANCE AT JULY 31, 1996...............   $  917,259      $2,053     $46,565     $296,899    $601,050        $(29,308)
  Comprehensive Income
     Net earnings......................      161,986          --          --           --     161,986              --
     Other comprehensive
       loss -- currency translation
       adjustment......................      (11,580)         --          --           --          --         (11,580)
                                          ----------
  Total Comprehensive Income...........      150,406
  Cash dividends on Preferred --
     Series B ($2.00 per share)........         (821)         --          --           --        (821)             --
  Purchase of Common stock.............      (38,675)         --        (875)      (5,604)    (32,196)             --
  Exercise of stock options............       10,850          --         306       10,544          --              --
                                          ----------      ------     -------     --------    --------        --------
BALANCE AT JULY 31, 1997...............    1,039,019       2,053      45,996      301,839     730,019         (40,888)
  Comprehensive Income
     Net earnings......................      181,370          --          --           --     181,370              --
     Other comprehensive
       loss -- currency translation
       adjustment......................       (5,696)         --          --           --          --          (5,696)
                                          ----------
  Total Comprehensive Income...........      175,674
  Cash dividends on Preferred --
     Series B ($2.00 per share)........         (821)         --          --           --        (821)             --
  Purchase of Common stock.............      (47,448)         --        (822)      (5,524)    (41,102)             --
  Exercise of stock options............       20,815          --         609       20,313        (107)             --
                                          ----------      ------     -------     --------    --------        --------
BALANCE AT JULY 31, 1998...............    1,187,239       2,053      45,783      316,628     869,359         (46,584)
  Comprehensive Income
     Net earnings......................      120,584          --          --           --     120,584              --
     Other comprehensive
       loss -- currency translation
       adjustment......................       (1,326)         --          --           --          --          (1,326)
                                          ----------
  Total Comprehensive Income...........      119,258
  Cash dividends on Preferred --
     Series B ($2.00 per share)........         (821)         --          --           --        (821)             --
  Purchase of Common stock.............      (38,132)         --        (687)      (4,755)    (32,690)             --
  Exercise of stock options............       32,702          --         464       33,132        (894)             --
                                          ----------      ------     -------     --------    --------        --------
BALANCE AT JULY 31, 1999...............   $1,300,246      $2,053     $45,560     $345,005    $955,538        $(47,910)
                                          ==========      ======     =======     ========    ========        ========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                  YEAR ENDED JULY 31
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Cash and cash equivalents at beginning of period........  $  16,175    $   4,144    $  77,105
                                                          ---------    ---------    ---------
Operating Activities
  Net earnings..........................................    120,584      181,370      161,986
  Adjustments to reconcile net earnings to net cash
     provided by operating activities
     Special charges*...................................     74,644           --           --
     Depreciation and amortization......................    160,622      147,556      137,502
     Changes in assets and liabilities, net of effects
       of acquisitions/divestitures
       Accounts receivable..............................    (26,931)     (50,094)      41,353
       Inventories......................................    (32,177)     (16,831)     (48,032)
       Prepaid expenses.................................     (2,195)       7,770        4,324
       Accounts payable.................................        667        9,894        6,940
       Accrued expenses.................................    (39,019)     (14,666)     (90,694)
       Payrolls and related expenses....................     (3,589)       9,552      (15,703)
       Deferred and current taxes on income.............     11,384      (46,724)      14,313
       Contract liabilities and customer deposits.......     46,050       34,693       63,901
     Other operating activities.........................    (66,257)     (41,892)     (53,011)
                                                          ---------    ---------    ---------
Cash provided by operating activities...................    243,783      220,628      222,879
                                                          ---------    ---------    ---------
Investing Activities
  Purchase of capital assets............................   (124,727)    (115,665)    (113,054)
  Purchase of businesses, net of cash acquired..........   (112,629)    (445,483)     (87,541)
  Proceeds from sale of businesses......................     60,990        5,426           --
  Proceeds from sale of marketable securities...........     18,450           --           --
  Proceeds from sale of capital assets..................     15,076       47,210       47,837
  Other investing activities............................    (19,091)     (22,543)     (15,770)
                                                          ---------    ---------    ---------
Cash used for investing activities......................   (161,931)    (531,055)    (168,528)
                                                          ---------    ---------    ---------
Financing Activities
  Change in short-term debt, net........................   (126,302)      91,447     (113,384)
  Proceeds from issuance of long-term obligations.......     82,741      296,839       33,038
  Purchase of Common stock..............................    (38,132)     (47,448)     (38,675)
  Exercise of stock options.............................     19,446       18,289        9,725
  Other financing activities............................     (5,087)     (36,669)     (18,016)
                                                          ---------    ---------    ---------
Cash (used for) provided by financing activities........    (67,334)     322,458     (127,312)
                                                          ---------    ---------    ---------
Resulting in increase (decrease) in cash and cash
  equivalents...........................................     14,518       12,031      (72,961)
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of period..............  $  30,693    $  16,175    $   4,144
                                                          =========    =========    =========
Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.............................  $  30,693    $  16,175    $   4,144
  Marketable securities (U.S. Government obligations)...         --       15,750       15,750
                                                          ---------    ---------    ---------
          Total cash and marketable securities..........  $  30,693    $  31,925    $  19,894
                                                          =========    =========    =========

---------------
* See Note K for discussion.
          See accompanying notes to consolidated financial statements.

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

     CASH AND MARKETABLE SECURITIES Cash and marketable securities consist of the following:

                                                                     JULY 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Time deposits...............................................   $30,693      $16,175
U.S. Government obligations.................................        --       15,750
                                                               -------      -------
                                                               $30,693      $31,925
                                                               =======      =======

     Cash equivalents consist of securities purchased within three months of their maturity date and amounted to $30.7 million and $16.2 million in time deposits at July 31, 1999 and 1998, respectively. Marketable securities at July 31, 1998 consisted of obligations issued by the U.S. Government with an estimated fair market value of $19.4 million, based on quoted market prices, compared with a carrying amount of $15.8 million.

     EARNINGS PER SHARE The Company computes basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic EPS is calculated based on the weighted-average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED JULY 31
                                              --------------------------------------------------
                                                   1999              1998              1997
                                              --------------    --------------    --------------
                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Net earnings................................   $   120,584       $   181,370       $   161,986
Preferred stock dividends...................          (821)             (821)             (821)
                                               -----------       -----------       -----------
Net earnings available to common
  shareholders..............................   $   119,763       $   180,549       $   161,165
                                               ===========       ===========       ===========
Weighted-average common shares outstanding-
  used for basic earnings per share.........    45,487,204        46,125,197        46,338,833
Dilutive effect of stock options............       978,987         1,156,912         1,061,446
                                               -----------       -----------       -----------
Number of shares used for diluted earnings
  per share.................................    46,466,191        47,282,109        47,400,279
                                               ===========       ===========       ===========
Basic earnings per share....................   $      2.63       $      3.91       $      3.48
                                               ===========       ===========       ===========
Diluted earnings per share..................   $      2.58       $      3.82       $      3.40
                                               ===========       ===========       ===========

     INVENTORIES, LONG-TERM CONTRACTS AND REVENUE RECOGNITION Inventory costs under long-term contracts generally reflect actual or average costs and include general and administrative costs of the Ship Systems segment. For the Company's other business segments, general and administrative

                            LITTON INDUSTRIES, INC.

costs are expensed as incurred. Inventories other than costs under long-term contracts are stated at the lower of cost or market, generally using the average or actual cost method. Progress payments received are first offset against the related balance of unbilled receivables and inventories with any remainder included in "Contract liabilities and customer deposits".

     Product revenues and profits on long-term contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars incurred for the Ship Systems segment and generally on the costs incurred or units-of-delivery basis for the Company's other business segments. Service revenues from fixed price and fixed price incentive contracts are recognized under the percentage of completion method on the basis of costs incurred to estimated total costs. Service revenues on cost reimbursement type contracts and time and materials contracts are recognized as costs are incurred or as work is performed. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

     RESEARCH AND DEVELOPMENT Worldwide expenditures on research and development activities amounted to $315.6 million, $233.8 million and $241.8 million, of which 26%, 33% and 29% was Company-sponsored, in the years ended July 31, 1999, 1998 and 1997, respectively. Company-sponsored research and development expenditures are charged to expense as incurred.

     PROPERTY, PLANT AND EQUIPMENT Investment in property, plant and equipment is stated at cost. Allowances for depreciation and amortization, computed generally by the straight-line method for financial statement purposes, are provided over the estimated useful lives of the related assets.

     FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Accumulated other comprehensive loss -- Cumulative currency translation adjustment" component of Shareholders' Investment. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended July 31, 1999.

     GOODWILL AND OTHER INTANGIBLES For financial statement purposes, goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. Goodwill at July 31, 1999 and 1998 was $1,053.0 million and $1,064.6 million, respectively. The current and future profitability of the operations to which the goodwill relates are evaluated at least annually. These factors, along with management's plans with respect to the operations and the projected undiscounted cash flows, are considered in assessing the recoverability of the goodwill.

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

     FINANCIAL INSTRUMENTS In addition to the previously discussed cash and marketable securities and certain long-term notes and debentures discussed in Note C, the Company's other financial instruments include accounts receivable, accounts payable, short-term debt and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities approximate their market values due to their short maturity. Differences between the recorded amounts and market value of the remainder of the financial instruments were not material. The Company, from time to time, enters into foreign currency exchange contracts to reduce its exposure resulting from net investments in certain foreign operations. Gains and losses are included in "Accumulated other comprehensive loss -- Cumulative currency translation

                            LITTON INDUSTRIES, INC.

adjustment". There were no such outstanding contracts at July 31, 1999 and 1998. The Company also occasionally enters into foreign currency exchange contracts to hedge certain foreign currency transactions and firm commitments. The aggregate notional amounts of these contracts were not material at July 31, 1999 and 1998. As discussed in Note I, the Company also has off-balance sheet guarantees and letter of credit agreements with notional values totaling $430 million at July 31, 1999, relating principally to the guarantee of future performance on foreign government contracts.

     OTHER NEW ACCOUNTING STANDARDS In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, which delays the effective date of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, which requires that all derivatives be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value, is effective for the Company starting in its fiscal year 2001, but currently is not expected to have a significant impact.

     In December 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-3 ("SOP 97-3"), "Accounting by Insurance and Other Enterprises for Insurance-related Assessments", which prescribes the accounting treatment for assessments relating to insurance activities, including assessments by workers' compensation second-injury funds. SOP 97-3 is effective for the Company starting in its fiscal year 2000. The Company is currently assessing the impact on its Ingalls Shipbuilding, Inc. subsidiary which is subject to assessments by a second-injury fund administered by the U.S. Department of Labor.

NOTE B:  ACQUISITIONS

     On August 2, 1999, subsequent to the end of fiscal year 1999, the Company completed the acquisition of Avondale for $39.50 per share in cash. The total purchase price is approximately $590 million. Avondale, with revenue of approximately $750 million in its fiscal year ended December 31, 1998 and approximately 6,000 employees, is engaged in the design, construction, repair, and overhaul of various types of ocean-going vessels, primarily for the U.S. Navy. The following table sets forth unaudited pro forma information for the fiscal years ended July 31, 1999 and 1998 as if the combination had occurred on August 1, 1997. The amounts reflect the purchase method of accounting. The allocation of the excess purchase price over the fair value of net assets acquired between tangibles, intangibles with a definite life and intangibles with an indefinite life has not been completed. The pro forma information presented herein reflects the amortization of this excess amount over an estimated composite life of 25 years. The pro forma amounts are not necessarily indicative of what the results of operations would have been if the combination had occurred on August 1, 1997, nor are they necessarily indicative of future operating results.

                                                                 YEAR ENDED JULY 31
                                                 --------------------------------------------------
                                                          1999                       1998
                                                 -----------------------    -----------------------
                                                  PRO FORMA                  PRO FORMA
(MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)  (UNAUDITED)    REPORTED    (UNAUDITED)    REPORTED
-----------------------------------------------  -----------    --------    -----------    --------
Sales and Service Revenues................       $  5,592.3     $4,827.5    $  5,091.7     $4,399.9
Net Earnings..............................            121.8        120.6         181.5        181.4
Basic Earnings per Share..................             2.66         2.63          3.92         3.91
Diluted Earnings per Share................             2.60         2.58          3.82         3.82

     During fiscal year 1999, the Company acquired Denro, which manufactures voice and data electronic switching equipment and data recorders used in air traffic control, Tarutin, a manufacturer of paste solder and soldering products for the consumer electronics and automobile industries, and Retconn, which designs and manufactures coaxial connectors, contacts and cable harnesses for the wireless communications and computer markets. The aggregate purchase price for these transactions was approximately $90 million, subject to adjustments. In fiscal year 1998, the Company acquired TASC for a total purchase price of $440 million in

                            LITTON INDUSTRIES, INC.

cash. TASC is a leading provider of information technology and services to the national intelligence sector, the Department of Defense and non-defense and commercial customers. Acquisitions in fiscal year 1997 included Decca, a provider of diverse marine electronic equipment, including radars, electronic chart systems, chart video plotting systems and bridge monitoring systems, and SAIT, which manufactures customized and ruggedized mobile computing equipment and systems for military and commercial applications worldwide. These acquisitions were accounted for under the purchase method of accounting.

NOTE C:  DEBT AND INTEREST

     Short-term debt is composed of:

                                                                     JULY 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Commercial paper and notes payable to banks, with
  weighted-average interest at 5.4%(1999) and 5.7% (1998)...  $158,517     $270,538
Current portion of long-term obligations....................     4,234        3,640
                                                              --------     --------
                                                              $162,751     $274,178
                                                              ========     ========

     Long-term obligations consist of the following:

                                                                     JULY 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
6.05% senior notes due 2003.................................  $100,000     $100,000
6.75% senior debentures due 2018............................   200,000      200,000
7.75% debentures due 2026...................................   300,000      300,000
6.98% debentures due 2036...................................   100,000      100,000
7.81% Economic Development Revenue Bonds due 2024...........    83,700           --
Pension accruals (other than U.S. plans)....................    66,897       62,327
Other.......................................................     8,718        8,994
                                                              --------     --------
                                                              $859,315     $771,321
                                                              ========     ========

     Long-term obligations at July 31, 1999 mature as follows:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Year ended July 31
2001........................................................         $  4,019
2002........................................................            4,052
2003........................................................          102,490
2004........................................................            3,033
Years subsequent to July 31, 2004...........................          745,721
                                                                     --------
                                                                     $859,315
                                                                     ========

     During fiscal year 1999, the Company's Ingalls Shipbuilding, Inc. subsidiary issued, through the Mississippi Business Finance Corporation, $83.7 million in economic development revenue bonds to finance the construction costs of certain port facilities. The portion of the proceeds yet to be expended for construction has been used to reduce the Company's commercial paper borrowings. The bonds mature on May 1, 2024 and interest is payable semi-annually on May 1 and November 1. The estimated fair value of these bonds at July 31, 1999 was $78.2 million, based on market quotes for debt with similar terms.

                            LITTON INDUSTRIES, INC.

     In connection with the acquisition of TASC in April 1998, the Company issued $100 million principal amount of 6.05% senior notes due April 15, 2003 (the "2003 notes"), $200 million principal amount of 6.75% senior debentures due April 15, 2018 (the "2018 debentures" and together with the 2003 notes, the "securities") and sold commercial paper. Interest on the securities is payable semi-annually on April 15 and October 15. The 2003 notes are not redeemable prior to maturity. The 2018 debentures are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The aggregate estimated fair value of the $300 million principal amount of notes and debentures at July 31, 1999 and 1998 was $274.4 million and $297.8 million, respectively, based on market quotes for debt with similar terms.

     The $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036 were issued in connection with the acquisition of PRC in fiscal year 1996. Interest on these debentures is payable semiannually on March 15 and September 15. The debentures are redeemable, in whole or in part, at the option of the Company at any time in the case of the 7.75% debentures and at any time after March 15, 2006 in the case of the 6.98% debentures. In either case the redemption price is equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The holders of the 6.98% debentures may elect to have such debentures redeemed on March 15, 2006 at 100% of the principal amount, together with accrued interest to March 15, 2006. The aggregate estimated fair value of the $400 million principal amount of debentures at July 31, 1999 and 1998 was $390.0 million and $434.0 million, respectively, based on market quotes for debt with similar terms.

     During fiscal year 1999, the Company entered into a new short-term credit agreement totaling $400 million which, together with an existing revolving credit agreement for $400 million, serve as back-up facilities for its commercial paper program. Commercial paper outstanding at July 31, 1999 and 1998 amounted to $92.3 million and $230.3 million, respectively. The Company has unused credit commitments of $360 million under a third revolving credit agreement for $400 million with various banks available for its general use and replacement of existing debt.

     The Company is in compliance with its various debt covenants the most restrictive of which relate to the Company's incurrence of debt, mergers, consolidations and sale of assets and which require the Company to satisfy certain financial ratios.

     Net interest expense is composed of the following:

                                                             YEAR ENDED JULY 31
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
Interest expense......................................  $74,908    $59,308    $52,673
Interest income.......................................   (7,957)    (7,265)    (8,303)
                                                        -------    -------    -------
Net interest expense..................................  $66,951    $52,043    $44,370
                                                        =======    =======    =======

     Total cash interest payments made during fiscal year 1999 amounted to $71.5 million compared with $47.8 million for fiscal year 1998 and $45.2 million for fiscal year 1997. Capitalized interest costs in each of the three years in the period ended July 31, 1999 were not material.

                            LITTON INDUSTRIES, INC.

NOTE D:  ACCOUNTS RECEIVABLE AND INVENTORIES

     Following are the details of accounts receivable:

                                                                      JULY 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Receivables related to long-term contracts
  Amounts billed
     U.S. Government........................................  $  264,330    $  232,468
     Other..................................................      51,205        82,353
                                                              ----------    ----------
                                                                 315,535       314,821
                                                              ----------    ----------
  Unbilled recoverable costs and accrued profit on progress
     completed and retentions
     U.S. Government........................................     185,225       201,458
     Other..................................................      43,938        21,754
                                                              ----------    ----------
                                                                 229,163       223,212
                                                              ----------    ----------
Other receivables, principally from commercial customers....     314,376       282,591
                                                              ----------    ----------
                                                              $  859,074    $  820,624
                                                              ==========    ==========

     Of the $229.2 million in retentions and amounts not billed at July 31, 1999, $212.0 million is expected to be collected in fiscal year 2000 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

     Summarized below are the components of inventory balances:

                                                                      JULY 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Raw materials and work in process...........................  $  417,729    $  346,824
Finished goods..............................................      32,438        42,746
Inventoried costs related to long-term contracts............     619,426       689,668
                                                              ----------    ----------
Gross inventories...........................................   1,069,593     1,079,238
Less progress payments, principally related to long-term
  contracts.................................................    (431,958)     (443,296)
                                                              ----------    ----------
Net inventories.............................................  $  637,635    $  635,942
                                                              ==========    ==========

     As stated in Note A, certain inventories applicable primarily to government contracts include general and administrative costs. The total of such costs incurred in fiscal years 1999 and 1998 was $85.7 million and $72.5 million, respectively, and the amount of general and administrative costs in inventory at the end of those years is approximately $33.5 million and $30.1 million, respectively. Production cost of delivered units in excess of anticipated average cost of all units expected to be produced is not significant.

                            LITTON INDUSTRIES, INC.

NOTE E:  PROPERTY, PLANT AND EQUIPMENT

     Investment in property, plant and equipment consists of the following:

                                                                      JULY 31
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Property, plant and equipment, at cost
  Land......................................................  $   28,554    $   33,895
  Buildings.................................................     530,569       527,187
  Machinery and equipment...................................   1,005,725       981,959
                                                              ----------    ----------
                                                               1,564,848     1,543,041
  Less accumulated depreciation.............................    (939,566)     (929,527)
                                                              ----------    ----------
Net investment in property, plant and equipment.............  $  625,282    $  613,514
                                                              ==========    ==========

     The net book value of assets utilized under capital leases was not material at July 31, 1999 and 1998.

     The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings...................................................  10 - 45 years
Land improvements and building improvements.................   2 - 20 years
Machinery and equipment.....................................   2 - 20 years

     As of July 31, 1999, minimum rental commitments under noncancellable operating leases were:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Year ended July 31
  2000......................................................         $ 54,134
  2001......................................................           44,730
  2002......................................................           41,790
  2003......................................................           37,223
  2004......................................................           33,307
Years subsequent to July 31, 2004...........................          234,591
                                                                     --------
Total.......................................................         $445,775
                                                                     ========

     Minimum rental commitments under capital leases were not material at July 31, 1999.

     Rental expense for operating leases was $79.7 million, $64.0 million and $54.5 million for the years ended July 31, 1999, 1998 and 1997, respectively. Contingent and sublease rentals for each of the three fiscal years ending July 31, 1999 were not material. The minimum future rentals receivable under subleases were approximately $17 million at July 31, 1999.

NOTE F:  SHAREHOLDERS' INVESTMENT

     SHARE INFORMATION At July 31, 1999, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of Preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

     No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 1999.

     The Series B Preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation,

                            LITTON INDUSTRIES, INC.

is entitled to receive $25.00 plus accrued dividends. There were 410,643 shares of Series B Preferred stock outstanding for each of the three fiscal years ended July 31, 1999.

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

     In December 1998, the Company's shareholders approved a new Non-Employee Director Stock Plan (the "Plan") to replace the existing Director Stock Option Plan which terminated on December 31, 1998. The Plan authorizes the Board of Directors to issue up to 460,000 shares of Common stock. All options are granted at the fair market value on the date of grant and are immediately exercisable.

     The following is a summary of stock option activity for the three fiscal years ended July 31, 1999:

                                                                              WEIGHTED-
                                                               NUMBER OF       AVERAGE
                                                              SHARES UNDER    EXERCISE
                                                                 OPTION        PRICES
                                                              ------------    ---------
Outstanding at July 31, 1996................................   3,293,954       $26.59
  Granted...................................................     727,600       $47.58
  Exercised.................................................    (320,749)      $18.37
  Canceled..................................................     (65,120)      $29.15
                                                               ---------
Outstanding at July 31, 1997................................   3,635,685       $31.47
  Granted...................................................     808,000       $57.73
  Exercised.................................................    (619,944)      $18.48
  Canceled..................................................    (160,975)      $36.01
                                                               ---------
Outstanding at July 31, 1998................................   3,662,766       $39.26
  Granted...................................................   1,102,650       $67.61
  Exercised.................................................    (453,662)      $26.71
  Canceled..................................................    (251,950)      $47.82
                                                               ---------
Outstanding at July 31, 1999................................   4,059,804       $47.83
                                                               =========

     Exercisable options at July 31, 1999, 1998 and 1997 were 1,724,017, 1,569,089 and 1,641,094 at weighted-average exercise prices of $34.10, $28.05 and $21.82, respectively.

     The following table summarizes information with respect to options outstanding at July 31, 1999:

                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                -----------------------------------   ---------------------
                             WEIGHTED-
                              AVERAGE     WEIGHTED-               WEIGHTED-
   RANGE OF                  REMAINING     AVERAGE                 AVERAGE
   EXERCISE     NUMBER OF   CONTRACTUAL   EXERCISE    NUMBER OF   EXERCISE
    PRICE        OPTIONS       LIFE         PRICE      OPTIONS      PRICE
--------------  ---------   -----------   ---------   ---------   ---------
$ 8.61 - 20.18..   557,152   3.3 years     $16.24       522,012    $16.17
$20.91 - 43.31.. 1,075,082   6.0 years     $37.69       751,985    $36.16
$44.06 - 56.66..   690,620   7.9 years     $48.18       277,760    $47.34
$57.59 - 68.88.. 1,736,950   9.5 years     $64.10       172,260    $58.09
                ---------                             ---------
                4,059,804                             1,724,017
                =========                             =========

                            LITTON INDUSTRIES, INC.

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

                                                               YEAR ENDED JULY 31
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Pro forma net earnings (in millions).....................  $114.1    $176.3    $158.4
Pro forma basic earnings per share.......................  $ 2.49    $ 3.80    $ 3.40
Pro forma diluted earnings per share.....................  $ 2.44    $ 3.71    $ 3.32

     The pro forma results are based on estimated weighted-average fair values of options granted during fiscal years 1999, 1998 and 1997 of $24.64, $19.68 and $17.41, respectively. The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED JULY 31
                                                              --------------------
                                                              1999    1998    1997
                                                              ----    ----    ----
Expected life (in years)....................................   6.0     6.0     6.0
Risk-free interest rate.....................................  6.03%   5.55%   6.40%
Volatility..................................................    22%     20%     20%

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

NOTE G:  TAXES ON INCOME

     Earnings before taxes on income and by geographic area are as follows:

                                                            YEAR ENDED JULY 31
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
United States......................................  $207,131    $276,549    $276,705
Other nations......................................     6,175      25,734      (6,729)
                                                     --------    --------    --------
                                                     $213,306    $302,283    $269,976
                                                     ========    ========    ========

                            LITTON INDUSTRIES, INC.

     The components of taxes on income consist of the following provisions (benefits):

                                                            YEAR ENDED JULY 31
                                                      -------------------------------
                                                       1999        1998        1997
                                                      -------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
United States
  Current...........................................  $39,367    $ 53,011    $ 86,804
  Deferred..........................................   35,106      44,601      13,302
                                                      -------    --------    --------
                                                       74,473      97,612     100,106
                                                      -------    --------    --------
Other nations
  Current...........................................   11,941       3,638       3,605
  Deferred..........................................   (3,536)      5,214      (5,555)
                                                      -------    --------    --------
                                                        8,405       8,852      (1,950)
                                                      -------    --------    --------
State and local, primarily current..................    9,844      14,449       9,834
                                                      -------    --------    --------
Taxes on income.....................................  $92,722    $120,913    $107,990
                                                      =======    ========    ========

     The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                                       JULY 31
                                                                ----------------------
                                                                  1999         1998
                                                                ---------    ---------
                                                                (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Inventories and receivables...............................    $212,860     $226,594
  Employee benefits.........................................     154,692      141,915
  Accrued liabilities.......................................      97,266       84,387
  Other items...............................................      47,055       44,383
                                                                --------     --------
                                                                 511,873      497,279
                                                                --------     --------
Deferred Tax Liabilities:
  Employee benefits.........................................     138,308      113,444
  Depreciation..............................................      54,922       56,415
                                                                --------     --------
                                                                 193,230      169,859
                                                                --------     --------
Net deferred tax assets.....................................    $318,643     $327,420
                                                                ========     ========

     The deferred tax assets and liabilities are classified on the Consolidated Balance Sheets as follows:

                                                                     JULY 31
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Net current deferred tax assets.............................  $436,512     $417,719
Net long-term deferred tax liabilities......................   117,869       90,299
                                                              --------     --------
                                                              $318,643     $327,420
                                                              ========     ========

                            LITTON INDUSTRIES, INC.

     The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                            YEAR ENDED JULY 31
                                                      -------------------------------
                                                       1999        1998        1997
                                                      -------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Tax at U.S. statutory rate..........................  $74,657    $105,799    $ 94,492
Nondeductible goodwill amortization (tax
  effected).........................................    9,725       7,267       6,284
State taxes net of federal benefit..................    6,398       9,392       6,392
Voluntary settlement (see Note I)...................    6,475          --          --
Earnings taxed at other than U.S. statutory rate and
  other.............................................   (4,533)     (1,545)        822
                                                      -------    --------    --------
Taxes on income.....................................  $92,722    $120,913    $107,990
                                                      =======    ========    ========
Effective tax rate..................................     43.5%       40.0%       40.0%
                                                      =======    ========    ========

     Undistributed earnings of non-U.S. subsidiaries, deemed to be permanently reinvested, for which U.S. taxes have not been provided are included in consolidated retained earnings in the amounts of $132 million and $130 million at July 31, 1999 and 1998, respectively. If such earnings were distributed, U.S. income taxes would be partially reduced for taxes paid to the jurisdictions in which the income was earned.

     The Company made tax payments of $66.3 million, $148.9 million and $105.6 million in fiscal years 1999, 1998 and 1997, respectively. The payments for fiscal years 1998 and 1997 included amounts for prior years' taxes.

NOTE H:  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Effective fiscal year 1999, the Company adopted SFAS No. 132, "Employers' Disclosures about Pension and Other Post-retirement Benefits -- an amendment of FASB Statements No. 87, 88 and 106". SFAS No. 132 revised disclosure requirements for pension and other postretirement benefit plans, but it did not change the existing measurement or recognition provisions. Prior year amounts presented herein have been restated to conform to the new disclosure requirements.

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

     The Company's non-U.S. subsidiaries also have retirement plans for long-term employees. These plans are not considered to be significant individually or in the aggregate to the Company's consolidated financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

     In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefits are unfunded.

                            LITTON INDUSTRIES, INC.

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                              OTHER
                                                                         POSTRETIREMENT
                                               PENSION BENEFITS             BENEFITS
                                                  FISCAL YEAR              FISCAL YEAR
                                            -----------------------   ---------------------
                                               1999         1998        1999        1998
                                            ----------   ----------   ---------   ---------
                                                        (THOUSANDS OF DOLLARS)
Change in Benefit Obligation
Benefit obligation at beginning of year...  $1,096,493   $1,013,069   $ 176,922   $ 164,938
Service cost..............................      35,223       31,758       1,493       1,540
Interest cost.............................      72,052       70,673      10,368      10,298
Plan participants' contributions..........       6,997        7,554          --          --
Plan amendments...........................       9,251           --          --          --
Actuarial loss............................      36,755       45,563       9,299      11,752
Benefits paid.............................     (79,880)     (72,124)    (14,045)    (11,606)
                                            ----------   ----------   ---------   ---------
Benefit obligation at end of year.........  $1,176,891   $1,096,493   $ 184,037   $ 176,922
                                            ==========   ==========   =========   =========

Funded (unfunded) status..................  $1,199,623   $  972,103   $(184,037)  $(176,922)
Unrecognized net actuarial gain...........    (855,410)    (674,760)    (23,308)    (31,117)
Unrecognized prior service cost...........      30,221       22,126       1,489       1,642
Unrecognized transition asset.............     (20,393)     (32,045)         --          --
                                            ----------   ----------   ---------   ---------
Prepaid (accrued) benefit cost............  $  354,041   $  287,424   $(205,856)  $(206,397)
                                            ==========   ==========   =========   =========

Change in Plan Assets
Fair value of plan assets at beginning of
  year....................................  $2,068,596   $1,616,205
Actual return on plan assets..............     377,375      513,926
Plan participants' contributions..........       6,997        7,554
Benefits paid.............................     (76,454)     (69,089)
                                            ----------   ----------
Fair value of plan assets at end of
  year....................................  $2,376,514   $2,068,596
                                            ==========   ==========

     The excess of plan assets over the projected benefit obligation at adoption of SFAS No. 87 and subsequent unrecognized gains and losses are amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Pension assets included in "Other Assets and Long-term Investments" were $351.6 million and $285.7 million at July 31, 1999 and 1998, respectively. Plan assets are invested primarily in listed common stock and fixed income securities.

                            LITTON INDUSTRIES, INC.

     The net pension income and the net postretirement benefit cost related to the Company's plans include the following components:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Defined Pension Benefit Plans
  Service cost.....................................  $(35,223)   $(31,758)   $(27,590)
  Interest cost....................................   (72,052)    (70,673)    (68,535)
  Expected return on plan assets...................   146,411     125,294     108,124
  Amortization of prior service cost...............    (2,420)     (2,052)     (2,004)
  Recognized net actuarial gain....................    14,785      10,490       9,420
  Amortization of transition assets................    10,523      10,523      10,523
                                                     --------    --------    --------
Net periodic benefit income........................    62,024      41,824      29,938
Defined contribution plans.........................   (34,807)    (25,055)    (19,337)
Non-U.S. pension plans.............................    (8,957)     (6,286)     (4,518)
                                                     --------    --------    --------
Net pension income.................................  $ 18,260    $ 10,483    $  6,083
                                                     ========    ========    ========
Other Postretirement Benefits
  Service cost.....................................  $ (1,493)   $ (1,540)   $ (1,625)
  Interest cost....................................   (10,368)    (10,298)    (10,779)
  Amortization of prior service cost...............      (152)       (153)       (153)
  Recognized net actuarial gain....................       582       1,406       1,575
                                                     --------    --------    --------
Net periodic benefit cost..........................  $(11,431)   $(10,585)   $(10,982)
                                                     ========    ========    ========

     The following actuarial assumptions were used to determine the benefit obligations and the net costs related to the Company's defined benefit pension and postretirement benefit plans, as appropriate:

                                                              1999    1998    1997
                                                              ----    ----    ----
Weighted-average discount rate..............................  6 3/4%  7 1/4%  7 3/4%
Expected long-term rate of return...........................     9%      9%      9%
Rate of increase on future compensation levels..............     5%      5%      5%

     The assumed health care cost trend rate for fiscal year 2000 is 9.15%, decreasing over 18 years to 6% where it is expected to remain thereafter.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                             1-PERCENTAGE-    1-PERCENTAGE-
                                                             POINT INCREASE   POINT DECREASE
                                                             --------------   --------------
                                                                  (MILLIONS OF DOLLARS)
Effect on service and interest costs.......................      $ 1.1            $ (1.0)
Effect on postretirement benefit obligation................      $12.1            $(10.8)

NOTE I:  DEFENSE CONTRACTS, LITIGATION AND CONTINGENCIES

     Approximately 65%, 66% and 67% of total sales and service revenues of the Company for the years ended July 31, 1999, 1998 and 1997, respectively, were from U.S. Government contracts and subcontracts. Approximately 62% of these revenues for 1999 related to fixed-price contracts. As is common with U.S. Government contracts, the Company's U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. In the current government contracting environment, contractors, sometimes without their knowl-

                            LITTON INDUSTRIES, INC.

edge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material to the consolidated financial statements.

     In fiscal 1999 the Company was advised that the United States Attorney's Office in Los Angeles had decided to pursue action against the Company in connection with a lengthy investigation first initiated in 1991, unless the matter could be satisfactorily resolved. After extensive discussions with the U.S. Attorney's Office of the reasons why the Company believed it complied with applicable laws and administrative regulations with respect to payments to foreign consultants and potential terms of settlement, this matter was settled by the payment of $18.5 million during fiscal 1999. Although Litton believed it had meritorious defenses, this settlement, relating to past conduct, was determined to be in the Company's best interests.

     Litton brought suit against Honeywell, Inc. for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton that the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision, reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the United States Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for a determination on both liability and damages. In July 1999, the District Court heard motions for summary judgment filed on behalf of Litton and Honeywell. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. Those rulings, when finalized by the District Court, will be appealed by the Company to the Federal Circuit Court of Appeals.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell of $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs.

     There are various other litigation proceedings in which the Company is involved. Although the results of litigation proceedings cannot be predicted with certainty, it is the opinion of the General Counsel that the ultimate resolution of these other proceedings will not have a material adverse effect on the Company's financial statements.

     The Company has issued or is a party to various guarantees and letter of credit agreements totaling $430 million at July 31, 1999, relating principally to the guarantee of future performance on foreign government contracts.

                            LITTON INDUSTRIES, INC.

NOTE J:  BUSINESS SEGMENT REPORTING

     Effective July 31, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which did not change the number or composition of the Company's reported business segments but did result in expanded disclosures herein. The reported segments are aggregated consistent with the way management organizes the Company for decision making and measures performance and have been determined based on several factors, including the nature of products and services, and the class of customers. Segment results are evaluated based on profit from operations before income taxes, interest, and unallocated corporate expenses. The accounting policies relating to the segments are the same as those discussed in Note A. All internal sales and transfers are based on negotiated prices and are eliminated in consolidation.

     The Company's operations are reported in the four segments: Advanced Electronics, Information Systems, Ship Systems (formerly referred to as "Marine Engineering and Production"), and Electronic Components and Materials. The segment information for fiscal year 1997 has been restated to reflect Information Systems (which was reported with the Advanced Electronics segment) as a separate segment.

     The fiscal year 1999 results included the effects of special charges totaling $74.6 million as discussed in Note K, of which $4.1 million related to the Advanced Electronics segment and $70.5 million related to the Information Systems segment. Additionally, the Advanced Electronics segment incurred an $18.5 million charge in connection with a voluntary settlement to resolve allegations by the United States Attorney's Office related to the use of foreign sales agents (see Note I).

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

     The Ship Systems segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services.

     The U.S. Government is a significant customer of the Advanced Electronics, Information Systems and Ship Systems segments (see Note I).

     The Electronic Components and Materials segment is an international supplier of laser crystals, connectors, mutilayer circuit boards, solder materials and other electronic components used primarily in the telecommunication, industrial and computer markets.

     Corporate amounts include primarily cash, marketable securities, deferred tax assets and general corporate expenses.

                            LITTON INDUSTRIES, INC.

              OPERATIONS BY BUSINESS SEGMENT (MILLIONS OF DOLLARS)

                                                                       ELECTRONIC    SPECIAL
                        YEAR                                           COMPONENTS   CHARGES &
                        ENDED     ADVANCED     INFORMATION    SHIP        AND       VOLUNTARY    INTERSEGMENT   OPERATING
                       JULY 31   ELECTRONICS     SYSTEMS     SYSTEMS   MATERIALS    SETTLEMENT   ELIMINATIONS    PROFIT
                       -------   -----------   -----------   -------   ----------   ----------   ------------   ---------
Revenues from
  unaffiliated
  customers..........   1999       $1,499        $1,632      $1,085       $612         $ --          $--          $ --
                        1998        1,563         1,218       1,034        585           --           --            --
                        1997        1,509         1,058       1,112        497           --           --            --
Intersegment sales...   1999           19            21          --          7           --           --            --
                        1998           24            22          --         11           --           --            --
                        1997           24            27          --         11           --           --            --
Operating profit
  (loss).............   1999          126            40         161        109          (93)          (4)          339
                        1998          111            70         134         99           --           (4)          410
                        1997           96            75         135         70           --           (6)          370
Depreciation and
  amortization
  expense............   1999           65            50          21         23           --           --            --
                        1998           68            40          20         18           --           --            --
                        1997           68            33          19         16           --           --            --
Capital
  expenditures.......   1999           32            16          37         39           --           --            --
                        1998           31            18          34         33           --           --            --
                        1997           30            27          29         26           --           --            --
Total assets at year
  end................   1999        1,375         1,388         361        493           --           --            --
                        1998        1,343         1,422         338        385           --           --            --
                        1997        1,443           866         327        340           --           --            --

                       INTEREST
                          AND
                       CORPORATE
                        AMOUNTS    TOTAL
                       ---------   ------
Revenues from
  unaffiliated
  customers..........    $  --     $4,828
                            --      4,400
                            --      4,176
Intersegment sales...       --         47
                            --         57
                            --         62
Operating profit
  (loss).............     (126)       213
                          (108)       302
                          (100)       270
Depreciation and
  amortization
  expense............        2        161
                             2        148
                             2        138
Capital
  expenditures.......        1        125
                            --        116
                             1        113
Total assets at year
  end................      583      4,200
                           562      4,050
                           544      3,520

              OPERATIONS BY GEOGRAPHIC AREA (MILLIONS OF DOLLARS)

                                                   YEAR
                                                   ENDED     UNITED     OTHER
                                                  JULY 31    STATES    NATIONS    TOTAL
                                                  -------    ------    -------    ------
Revenues from unaffiliated customers............   1999      $4,364     $464      $4,828
                                                   1998       3,919      481       4,400
                                                   1997       3,707      469       4,176
Long-lived assets...............................   1999       2,075      132       2,207
                                                   1998       1,972      144       2,116
                                                   1997       1,595      164       1,759

NOTE K:  SPECIAL CHARGES

     The Company's fiscal year 1999 and fourth quarter 1999 earnings were reduced by special charges totaling $74.6 million pre-tax and $44.8 million after-tax.

     After concluding a review of strategic options, Company management approved a plan and initiated actions in the fourth quarter of fiscal year 1999 to exit the mainframe outsourcing and professional services businesses at the Litton Enterprise Solutions, Inc. subsidiary. Pre-tax charges totaling $65.2 million were recorded in the fourth quarter 1999 to reflect the costs to exit these activities. The exit plan is scheduled to be completed by fiscal year end 2000.

     Company management also approved plans to consolidate certain manufacturing facilities at its Data Systems and Applied Technology divisions to reduce excess capacity resulting in a pre-tax charge of $9.4 million in the fourth quarter 1999. These consolidation plans are scheduled to be completed by fiscal year end 2000.

                            LITTON INDUSTRIES, INC.

     The special charges (pre-tax) were comprised of:

                   (MILLIONS OF DOLLARS)
                   ---------------------
Software and hardware lease termination costs...............  $41.3
Goodwill impairment.........................................   15.0
Severance and termination costs.............................   10.2
Software and facilities improvements write-off..............    4.8
Other closure and exit costs................................    3.3
                                                              -----
Total special charges.......................................  $74.6
                                                              =====

     Cash expenditures associated with the above items are estimated to total $54.8 million, most of which are expected to be incurred during fiscal year 2000.

     Severance and termination costs relate to expected payments to approximately 800 personnel involved in manufacturing, engineering and administrative functions. The goodwill impairment relates to the exited businesses, the remaining cash flows of which no longer supported recovery of the goodwill.

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                             SALES        EARNINGS                   EARNINGS (LOSS)
                              AND          (LOSS)         NET           PER SHARE         COMMON STOCK
                            SERVICE     BEFORE TAXES    EARNINGS    -----------------     HIGH AND LOW
                            REVENUES     ON INCOME       (LOSS)     BASIC     DILUTED    MARKET PRICES
                            --------    ------------    --------    ------    -------    --------------
Fiscal Year 1999
  First Quarter...........   $1,207         $ 79          $ 47      $ 1.03    $ 1.01     High     66
                                                                                         Low      47 7/16
  Second Quarter..........    1,131           73            44      $  .96    $  .94     High     68
                                                                                         Low      55 7/16
  Third Quarter...........    1,256           85            51      $ 1.12    $ 1.10     High     66 1/2
                                                                                         Low      50 5/8
  Fourth Quarter..........    1,234          (24)*         (21)*    $(0.48)   $(0.48)    High     74 5/8
                             ------         ----          ----
                                                                                         Low      60 3/16
  Fiscal Year 1999........   $4,828         $213          $121      $ 2.63    $ 2.58
                             ======         ====          ====
Fiscal Year 1998
  First Quarter...........   $1,039         $ 72          $ 43      $  .94    $  .92     High     57
                                                                                         Low      45 7/8
  Second Quarter..........      974           68            41      $  .88    $  .86     High     59 15/16
                                                                                         Low      47 3/4
  Third Quarter...........    1,143           78            47      $ 1.01    $  .98     High     63 7/16
                                                                                         Low      56 7/8
  Fourth Quarter..........    1,244           84            50      $ 1.09    $ 1.07     High     61 15/16
                             ------         ----          ----
                                                                                         Low      55 1/2
  Fiscal Year 1998........   $4,400         $302          $181      $ 3.91    $ 3.82
                             ======         ====          ====

---------------
* See Item 7, Financial Review and Analysis.

  The total of quarterly amounts for earnings per share will not necessarily equal the annual amount, since the computations are based on the weighted-average number of common shares and dilutive potential common shares outstanding during each period.

  Litton Common stock is traded principally on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "LIT".

  As of September 30, 1999, there were approximately 22,300 holders of record of the Common stock.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                               INDEX TO EXHIBITS

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
      2.1            Stock Purchase Agreement dated as of December 13, 1995 By
                     and Among The Black & Decker Corporation, PRC Investments,
                     Inc., PRC Inc. and Litton Industries, Inc. filed as Exhibit
                     99.2 to the Company's Form 8-K dated February 22, 1996 and incorporated herein by reference.
      2.2            Agreement and Plan of Merger, dated as of June 3, 1999,
                     among Litton Industries, Inc., ATL Acquisition Corporation and Avondale Industries, Inc., filed as Exhibit 2.1 to the
                     Company's Form 8-K dated June 11, 1999, and incorporated
                     herein by reference.
      2.3            Company Stock Option Agreement, dated as of June 3, 1999,
                     between Avondale Industries, Inc. and Litton Industries,
                     Inc., filed as Exhibit 2.2 to the Company's Form 8-K dated
                     June 11, 1999, and incorporated herein by reference.
      3.1(a)         Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form
                     10-K, and incorporated herein by reference.
      3.1(b)         Amendment to the Company's Restated Certificate of
                     Incorporation, filed as Exhibit 3.1(a) to the Company's
                     October 31, 1986 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
      3.2(a)         By-laws of the Company as amended through the date of this filing, and incorporated herein by reference.
      4.1            Indenture dated as of April 13, 1998 between the Company and
                     The Bank of New York, Trustee, under which the 6.05% Senior
                     Notes due 2003 and the 6.75% Senior Debentures due 2018 were issued, filed as Exhibit 4.1 to the Company's April 30, 1998
                     Quarterly Report on Form 10-Q, and incorporated herein by
                     reference.
      4.2            $400,000,000 Credit Agreement (364-Day Credit Agreement)
                     dated March 24, 1999 among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as
                     Agent, filed as Exhibit 4.1 to the Company's April 30, 1999
                     Quarterly Report on Form 10-Q, and incorporated herein by
                     reference.

      4.2(a)         Amendment No. 1 dated July 21, 1999 to the 364-Day Credit
                     Agreement.*
      4.3 Indenture dated as of December 15, 1991 between the Company and The Bank of New York, Trustee, under which the 7.75% and 6.98% debentures due 2026 and 2036 were issued and specimens of such debentures, filed as Exhibit 4.1 of the Company's
                     April 30, 1996 Quarterly Report on Form 10-Q, and incorporated herein by reference.
      4.4            $400,000,000 Amended and Restated Credit Agreement dated
                     December 22, 1994, along with amendment dated March 17,
                     1995, among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Agent, and
                     Wells Fargo Bank, N.A., as Co-Agent, filed as Exhibit 4.3 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.
      4.4(a)         Amendment No. 2 dated November 30, 1995 to the $400,000,000
                     Amended and Restated Credit Agreement, filed as Exhibit 4 to the Company's Form 8-K/A dated March 4, 1996, and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
      4.4(b)         Amendment No. 3 dated April 25, 1996 to the $400,000,000
                     Amended and Restated Credit Agreement, filed as Exhibit 4.2 to the Company's April 30, 1996 Quarterly Report on Form
                     10-Q, and incorporated herein by reference.
      4.4(c)         Amendment No. 4 dated October 18, 1996 to the $400,000,000
                     Amended and Restated Credit Agreement, filed as Exhibit 4 to the Company's October 31, 1996 Quarterly Report on Form
                     10-Q, and incorporated herein by reference.
      4.4(d)         Amendment No. 5 dated March 24, 1999 to the $400,000,000
                     Amended and Restated Credit Agreement, filed as Exhibit 4.2 to the Company's April 30, 1999 Quarterly Report on Form
                     10-Q, and incorporated herein by reference.
      4.4(e)         Amendment No. 6 dated July 21, 1999 to the $400,000,000
                     Amended and Restated Credit Agreement. *
      4.5            Other instruments defining the rights of holders of other
                     long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such
                     instrument does not exceed 10% of the total assets of the
                     Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
      4.6            Rights Agreement, together with exhibits thereto, dated
                     August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent, filed as Exhibit 99.2 to Form
                     8-K dated August 17, 1994, and incorporated herein by
                     reference.
      4.7            $400,000,000 Short-Term Credit Agreement dated July 23, 1999 among Litton Industries, Inc., a group of banks and Morgan
                     Guaranty Trust Company of New York as Administrative Agent.*

     10.1(a) Board of Directors Resolutions, adopted December 3, 1998, with respect to non-employee directors' annual retainer and attendance fees, filed as Exhibit 10.2 to the Company's
                     October 31, 1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
     10.1(b) Board of Directors Resolutions with respect to director retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on September 24, 1998, filed as Exhibit 10.6 to the Company's October 31,
                     1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
     10.2(a) Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the Company's 1983 Annual Report on Form 10-K, and incorporated herein by reference.
     10.2(b) Board of Directors Resolution, adopted December 2, 1992, amending the Litton Supplemental Retirement Plan, filed as
                     Exhibit 10.1 to the Company's April 30, 1993 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.2(c)         Agreement of Trust between the Company and First Interstate
                     Bank of California, dated December 20, 1988, regarding payments of pension benefits under the Litton Supplemental
                     Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's
                     1989 Annual Report on Form 10-K, and incorporated herein by reference.

---------------

* Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.2(d)         Amendments, through the date of the filing, to the Agreement of Trust dated December 20, 1988, and incorporated herein by reference.
     10.2(e)         Instruments dated April 16, 1990, and April 25, 1990,
                     removing First Interstate Bank of California as Trustee
                     under Agreement of Trust dated December 20, 1988, and
                     appointing Wells Fargo Bank, N.A., as Successor Trustee,
                     filed as Exhibit 10.17(c) to the Company's 1990 Annual
                     Report on Form 10-K, and incorporated herein by reference.
     10.2(f)         Letter of Credit dated November 17, 1989, issued by Wells
                     Fargo Bank, N.A. pursuant to Agreement of Trust dated
                     December 20, 1988, filed as Exhibit 10.17(d) to the
                     Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.3(a)         Specimen of the form of the agreement presently outstanding under the Litton Industries, Inc. Executive Survivor Benefit
                     Plan, applicable to officers and certain key employees,
                     filed as Exhibit 10.4 to the Company's 1984 Annual Report on
                     Form 10-K, and incorporated herein by reference.
     10.3(b)         Board of Directors Resolutions amending the Executive
                     Survivor Benefit Plan, adopted June 12, 1986, filed as
                     Exhibit 10.4(a) to the Company's 1986 Annual Report on Form
                     10-K, and incorporated herein by reference.
     10.5(a)         Board of Directors Resolution with respect to incentive
                     loans, adopted September 26, 1991, filed as Exhibit 10.8(a)
                     to the Company's 1991 Annual Report on Form 10-K and
                     incorporated herein by reference.
     10.5(b)         Board of Directors Resolution, adopted September 19, 1996, amending the Company's incentive loan program, filed as
                     Exhibit 10.5(b) to the Company's 1996 Annual Report on Form
                     10-K and incorporated herein by reference.
     10.5(c)         Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan
                     program, filed as Exhibit 10.8(b) to the Company's 1991
                     Annual Report on Form 10-K, and incorporated herein by
                     reference.
     10.7(a)         Supplemental Medical Insurance Plan for Key Executive
                     Employees incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's
                     1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.7(b)         Resolution adopted by the Compensation and Selection
                     Committee, dated January 26, 1994, approving the
                     participation by Orion L. Hoch and Catherine Nan Hoch in the
                     Supplemental Medical Insurance Plan, filed as Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form
                     10-Q, and incorporated herein by reference.
     10.9(a)         Supplemental Retirement Agreement between the Company and
                     Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's
                     1983 Annual Report on Form 10-K, and incorporated herein by reference.
     10.9(b)         Amendments, through the date of the filing, to the
                     Supplemental Retirement Agreement between the Company and
                     Orion L. Hoch, and incorporated herein by reference.
     10.9(c)         Extract of the minutes of a meeting of the Compensation and
                     Selection Committee of the Board of Directors, held on March
                     31, 1988, with respect to the lifetime participation of Fred
                     W. O'Green and Mildred G. O'Green in the Supplemental
                     Medical Insurance Plan, filed as Exhibit 10.13(e) to the
                     Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.10(a)        Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan,
                     as amended and restated, filed as Exhibit 10.1 to the
                     Company's October 31, 1996 Quarterly Report on Form 10-Q,
                     and incorporated herein by reference.
     10.10(b)        Amendment to Litton Industries, Inc. 1984 Long-Term Stock
                     Incentive Plan, adopted September 18, 1997, with respect to options issued to employees of Western Atlas Inc. and
                     subsequently UNOVA, Inc., filed as Exhibit 10.10(f) to the
                     Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     10.11           Litton Industries, Inc. Performance Award Plan, filed as
                     Exhibit 10.2 to the Company's October 31, 1996 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.12           Litton Industries, Inc. Restoration Plan filed as Exhibit
                     10.16 to the Company's 1989 Annual Report on Form 10-K, and
                     incorporated herein by reference.
     10.12(a)        Board of Directors Resolutions, adopted September 24, 1998 amending the Litton Industries, Inc. Restoration Plan, filed as Exhibit 10.1 to the Company's October 31, 1998 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.13(a)        Litton Industries, Inc. Director Stock Option Plan, filed as
                     Exhibit 10.18(a) to the Company's 1989 Annual Report on Form
                     10-K, and incorporated herein by reference.
     10.13(b)        Board of Directors Resolution, adopted March 12, 1992,
                     amending the Litton Industries, Inc. Director Stock Option
                     Plan for the two-for-one Common stock split which was
                     effective May 8, 1992, filed as Exhibit 10.18(b) to the
                     Company's 1992 Annual Report on Form 10-K, and incorporated herein by reference.
     10.13(c)        Board of Directors Resolution, adopted September 30, 1993, adjusting the options outstanding under the Litton
                     Industries, Inc. Director Stock Option Plan for the
                     distribution of Western Atlas Inc. common stock, filed as
                     Exhibit 10.18(c) to the Company's 1993 Annual Report on Form
                     10-K, and incorporated herein by reference.
     10.13(d)        Board of Directors Resolution, adopted October 27, 1994,
                     with respect to options issued to directors of the Company who became directors of Western Atlas Inc., filed as Exhibit
                     10.13(d) to the Company's 1995 Annual Report on Form 10-K,
                     and incorporated herein by reference.
     10.13(e)        Board of Directors Resolution, adopted September 18, 1997, with respect to options issued to directors of the Company who became directors of Western Atlas Inc. and subsequently
                     UNOVA, Inc. filed as Exhibit 10.13(e) to the Company's 1997
                     Annual Report on Form 10-K, and incorporated herein by
                     reference.
     10.14           Litton Industries, Inc. Non-Employee Director Stock Plan,
                     filed as Exhibit 10.3 to the Company's October 31, 1998
                     Quarterly Report on Form 10-Q, and incorporated herein by
                     reference.
     10.15           Litton Industries, Inc. Non-Employee Director Deferred
                     Compensation Plan, filed as Exhibit 10.4 to the Company's
                     October 31, 1998 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
     10.16           Copy of the Company's "Group Bonus Plan", which provides for incentive compensation rewards for certain Group Executives and other key group personnel, filed as Exhibit 10 to the
                     Company's October 31, 1997 Quarterly Report on Form 10-Q,
                     and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.18           Litton Industries, Inc. Deferred Compensation Plan for
                     Directors together with Board of Directors Resolution
                     adopted December 2, 1992, filed as Exhibit 10.3 to the
                     Company's April 30, 1993 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
     10.19           Form of Change of Control Employment Agreement between the
                     Company and certain executive officers, filed as Exhibit
                     10.27 to the Company's 1993 Annual Report on Form 10-K, and
                     incorporated herein by reference.
     10.19(a)        Board of Directors Resolutions, adopted September 24, 1998, amending the definition of the term "Annual Bonus" in the
                     Change of Control Employment Agreements between the Company and certain executive officers and group executives, filed as Exhibit 10.5 to the Company's October 31, 1998 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.20           Distribution and Indemnity Agreement between Litton
                     Industries, Inc. and Western Atlas Inc. dated March 17,
                     1994, filed as Exhibit 99.1 to Form 8-K dated March 17,
                     1994, and incorporated herein by reference.
     10.21           Tax Sharing Agreement between Litton Industries, Inc. and
                     Western Atlas Inc. dated March 17, 1994, filed as Exhibit
                     99.1 to Form 8-K dated March 17, 1994, and incorporated
                     herein by reference.
     10.22(a)        Litton Industries, Inc. Supplemental Executive Retirement
                     Plan, effective August 1, 1995, to provide supplemental
                     retirement benefits to certain key executive employees,
                     filed as Exhibit 10.22 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.
     10.22(b)        Amendment No. 1 to the Litton Industries, Inc. Supplemental
                     Executive Retirement Plan, filed as Exhibit 10.22(b) to the
                     Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     10.22(c)        Amendment No. 2 to the Litton Industries, Inc. Supplemental
                     Executive Retirement Plan, filed as Exhibit 10.22(c) to the
                     Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     21              Subsidiaries of the Registrant included herein on page E-6.
     23              Independent Auditors' Consent included herein on page E-7.
     27              Financial Data Schedule included herein.
     99              Undertaking re: Indemnification for liabilities under
                     Securities Act, filed as Exhibit 19 to the Company's 1990
                     Annual Report on Form 10-K, and incorporated herein by
                     reference.

                                                                      EXHIBIT 21

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         SUBSIDIARIES OF THE REGISTRANT

                                                              JURISDICTION     PERCENTAGE
                                                                   OF              OF
                     NAME OF SUBSIDIARY                       INCORPORATION    OWNERSHIP
                     ------------------                       -------------    ----------
Ingalls Shipbuilding, Inc...................................  Delaware            100
Litton Systems, Inc.........................................  Delaware            100
PRC Inc.....................................................  Delaware            100
Litton Marine Systems, Inc..................................  Delaware            100
TASC, Inc...................................................  Massachusetts       100

     The Registrant has additional operating subsidiaries, which considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

     All above listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in (i) Registration Statement No. 2-93044 on Form S-8, (ii) Registration Statement No. 33-27467 on Form S-8,
(iii) Registration Statement No. 33-27468 on Form S-8, (iv) Registration Statement No. 33-44684 on Form S-3, (v) Registration Statement No. 33-55944 on Form S-8, (vi) Registration Statement No. 333-13193 on Form S-3, (vii) Registration Statement No. 333-23447 on Form S-8, (viii) Registration Statement No. 333-28295 on Form S-3, (ix) Registration Statement No. 333-50675 on Form S-8, (x) Registration Statement No. 333-68279 on Form S-8, and (xi) Registration Statement No. 333-75049 on Form S-8 of our report dated October 5, 1999, appearing in this Annual Report on Form 10-K of Litton Industries, Inc. for the year ended July 31, 1999.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 8, 1999