Form 10-Q
period 1999-10-31
LITTON INDUSTRIES INC
filed 1999-12-08
CIK 59880

    As filed with the Securities and Exchange Commission on December 8, 1999
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On November 30, 1999 there were 45,530,168 shares of Common Stock outstanding.

                                  Page 1 of 15

                       Exhibit Index appears on Page 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED OCTOBER 31, 1999

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Operations
             Three months ended October 31, 1999 and 1998..............     3

           Consolidated Balance Sheets
             October 31, 1999 and July 31, 1999........................     4

           Consolidated Statements of Cash Flows
             Three months ended October 31, 1999 and 1998..............     5

           Notes to Consolidated Financial Statements..................     6

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............    10

  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................    12

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................    13

  Item 6.  Exhibits and Reports on Form 8-K............................    14

Signature..............................................................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                    OCTOBER 31,
                                                              ------------------------
                                                                 1999          1998
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,370,790    $1,207,538
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   1,082,237       945,209
  Selling, general and administrative.......................     126,599       127,526
  Depreciation and amortization.............................      46,996        39,838
  Interest -- net...........................................      25,531        16,250
                                                              ----------    ----------
          Total.............................................   1,281,363     1,128,823
                                                              ----------    ----------
Earnings before Taxes on Income and Cumulative Effect of a
  Change in Accounting Principle............................      89,427        78,715
Taxes on Income.............................................     (36,665)      (31,486)
                                                              ----------    ----------
Earnings before Cumulative Effect of a Change in Accounting
  Principle.................................................      52,762        47,229
Cumulative Effect of a Change in Accounting Principle, net
  of tax....................................................      (2,777)           --
                                                              ----------    ----------
Net Earnings................................................  $   49,985    $   47,229
                                                              ==========    ==========

Earnings per Share:
  Basic:  Earnings before Cumulative Effect of a Change in
            Accounting Principle............................      $ 1.15         $1.03
            Cumulative Effect of a Change in Accounting
               Principle....................................      $(0.06)           --
            Net Earnings....................................      $ 1.09         $1.03
  Diluted:  Earnings before Cumulative Effect of a Change in
              Accounting Principle..........................      $ 1.13         $1.01
            Cumulative Effect of a Change in Accounting
               Principle....................................      $(0.06)           --
            Net Earnings....................................      $ 1.07         $1.01

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              OCTOBER 31,    JULY 31,
                                                                 1999          1999
                                                              -----------   ----------
ASSETS
Current Assets
  Cash and marketable securities............................  $   68,452    $   30,693
  Accounts receivable, net..................................     871,043       859,074
  Inventories less progress payments........................     762,674       637,635
  Deferred tax assets.......................................     434,687       436,512
  Prepaid expenses..........................................      33,664        28,900
                                                              ----------    ----------
          Total Current Assets..............................   2,170,520     1,992,814
                                                              ----------    ----------
Property, Plant and Equipment -- at cost....................   1,771,889     1,564,848
  Less accumulated depreciation.............................    (958,855)     (939,566)
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     813,034       625,282
                                                              ----------    ----------
Goodwill and Other Intangibles, Net.........................   1,412,635     1,062,499
                                                              ----------    ----------
Other Assets and Long-term Investments......................     540,559       519,277
                                                              ----------    ----------
          Total Assets......................................  $4,936,748    $4,199,872
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  325,798    $  317,651
  Accrued expenses..........................................     548,377       555,626
  Payrolls and related expenses.............................     252,374       207,622
  Taxes on income...........................................      68,015        64,207
  Short-term debt...........................................     367,125       162,751
  Contract liabilities and customer deposits................     362,536       392,320
                                                              ----------    ----------
          Total Current Liabilities.........................   1,924,225     1,700,177
                                                              ----------    ----------
Long-term Obligations.......................................   1,300,351       859,315
                                                              ----------    ----------
Postretirement Benefit Obligations Other than Pensions......     220,705       205,856
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     140,054       134,278
                                                              ----------    ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053         2,053
     Common stock...........................................      45,553        45,560
  Additional paid-in capital................................     345,342       345,005
  Retained earnings.........................................   1,004,475       955,538
  Accumulated other comprehensive loss-
     Cumulative currency translation adjustment.............     (46,010)      (47,910)
                                                              ----------    ----------
          Total Shareholders' Investment....................   1,351,413     1,300,246
                                                              ----------    ----------
          Total Liabilities and Shareholders' Investment....  $4,936,748    $4,199,872
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Cash and cash equivalents at beginning of period............  $  30,693    $ 16,175
                                                              ---------    --------
Operating Activities
  Net earnings..............................................     49,985      47,229
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Cumulative effect of a change in accounting
      principle.............................................      2,777          --
     Depreciation and amortization..........................     46,996      39,838
     Changes in assets and liabilities, net of effects of
      acquisitions/divestitures
       Accounts receivable..................................      8,056     (57,424)
       Inventories..........................................    (17,189)    (15,145)
       Prepaid expenses.....................................        339         166
       Accounts payable.....................................    (46,417)    (43,599)
       Accrued expenses.....................................    (23,954)    (12,859)
       Payrolls and related expenses........................     18,913      17,291
       Deferred and current taxes on income.................     21,045      16,729
       Contract liabilities and customer deposits...........    (29,784)      5,399
     Other operating activities.............................    (23,800)    (11,262)
                                                              ---------    --------
Cash provided by (used for) operating activities............      6,967     (13,637)
                                                              ---------    --------
Investing Activities
  Purchase of businesses, net of cash acquired..............   (536,121)         --
  Purchase of capital assets................................    (27,547)    (20,839)
  Proceeds from sale of businesses..........................         --      43,522
  Other investing activities................................        297       1,962
                                                              ---------    --------
Cash (used for) provided by investing activities............   (563,371)     24,645
                                                              ---------    --------
Financing Activities
  Proceeds from issuance of senior notes due 2009...........    397,127          --
  Change in short-term debt, net............................    200,283      33,852
  Purchase of Common stock..................................     (1,000)    (20,975)
  Other financing activities................................     (2,247)        342
                                                              ---------    --------
Cash provided by financing activities.......................    594,163      13,219
                                                              ---------    --------
Resulting in increase in cash and cash equivalents..........     37,759      24,227
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  68,452    $ 40,402
                                                              =========    ========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $  37,921    $ 29,319
  Income taxes paid, net....................................  $  11,444    $ 14,051
Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.................................  $  68,452    $ 40,402
  Marketable securities.....................................         --      15,750
                                                              ---------    --------
          Total cash and marketable securities..............  $  68,452    $ 56,152
                                                              =========    ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED OCTOBER 31, 1999

 1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999. The results of operations for the three months ended October 31, 1999 are not necessarily indicative of operating results for the entire year.

 2. The components of inventory balances are summarized below:

                                                             OCTOBER 31, 1999   JULY 31, 1999
                                                             ----------------   -------------
                                                                  (THOUSANDS OF DOLLARS)
Raw materials and work in progress.........................     $1,498,724       $1,037,155
Finished goods.............................................         56,271           32,438
                                                                ----------       ----------
                                                                 1,554,995        1,069,593
Less progress payments.....................................       (792,321)        (431,958)
                                                                ----------       ----------
Net inventories............................................     $  762,674       $  637,635
                                                                ==========       ==========

     The increases at October 31, 1999 reflect the acquisition of Avondale Industries, Inc. ("Avondale") discussed in Note 7.

 3. Interest (expense) income is shown below:

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (THOUSANDS OF DOLLARS)
Interest expense............................................  $(26,827)     $(18,041)
Interest income.............................................     1,296         1,791
                                                              --------      --------
Net interest expense........................................  $(25,531)     $(16,250)
                                                              ========      ========

 4. Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 1999

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                   THREE MONTHS ENDED
                                                                       OCTOBER 31,
                                                              -----------------------------
                                                                  1999            1998
                                                              -------------   -------------
                                                              (THOUSANDS OF DOLLARS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Earnings before Cumulative Effect of a Change in Accounting
  Principle.................................................   $    52,762     $    47,229
Preferred stock dividends...................................          (205)           (205)
                                                               -----------     -----------
Net earnings before Cumulative Effect of a Change in
  Accounting Principle available to common shareholders.....        52,557          47,024
Cumulative Effect of a Change in Accounting Principle.......        (2,777)             --
                                                               -----------     -----------
Net earnings available to common shareholders...............   $    49,780     $    47,024
                                                               ===========     ===========
Weighted average common shares outstanding used for basic
  earnings per share........................................    45,577,845      45,545,459
Dilutive effect of stock options............................       764,752         934,868
                                                               -----------     -----------
Number of shares used for diluted earnings per share........    46,342,597      46,480,327
                                                               ===========     ===========

Earnings per share
Basic:
  Earnings before Cumulative Effect of a Change in
     Accounting Principle...................................       $ 1.15         $1.03
  Cumulative Effect of a Change in Accounting Principle.....       $(0.06)           --
  Net earnings per share....................................       $ 1.09         $1.03
Diluted:
  Earnings before Cumulative Effect of a Change in
     Accounting Principle...................................       $ 1.13         $1.01
  Cumulative Effect of a Change in Accounting Principle.....       $(0.06)           --
  Net earnings per share....................................       $ 1.07         $1.01

 5. The Company reports comprehensive income and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes "all changes in equity during a period except those resulting from investments by owners and distributions to owners."

    Comprehensive income and its components are summarized below:

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Net earnings................................................   $49,985      $47,229
Currency translation adjustments............................     1,900        6,425
                                                               -------      -------
Total comprehensive income..................................   $51,885      $53,654
                                                               =======      =======

 6. The Company's operations are reported in four segments: Advanced Electronics, Information Systems, Ship Systems, and Electronic Components and Materials.

    The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control, IFF (identification friend or foe) and marine electronic systems. This segment also provides command, control and communications and electronic warfare systems and integrates avionics systems and shipboard information and communication systems.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 1999

     The Information Systems segment designs, develops, integrates and supports computer-based information systems and provides information technology and services. This segment is also engaged in the reengineering of business processes.

     The Ship Systems segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services. The results for the three months ended October 31, 1999 include the Avondale acquisition (discussed in Note 7) which also is the primary reason for the increase in assets for this segment to $1.04 billion at October 31, 1999 from $361 million at July 31, 1999.

     The U.S. Government is a significant customer of the Advanced Electronics, Information Systems and Ship Systems segments.

     The Electronic Components and Materials segment is an international supplier of laser crystals, connectors, multilayer circuit boards, solder materials and other electronic components used primarily in the telecommunication, industrial and computer markets.

     Corporate amounts include primarily general corporate expenses.

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Sales and Service Revenues from Unaffiliated Customers
Advanced Electronics........................................    $  337       $  399
  Information Systems.......................................       402          391
  Ship Systems..............................................       472          268
  Electronic Components and Materials.......................       160          150
                                                                ------       ------
Total Sales and Service Revenues............................    $1,371       $1,208
                                                                ======       ======
Intersegment Sales and Service Revenues
  Advanced Electronics......................................    $    5       $    5
  Information Systems.......................................         3            6
  Electronic Components and Materials.......................         2            2
                                                                ------       ------
Total Intersegment Sales and Service Revenues...............    $   10       $   13
                                                                ======       ======
Operating Profit (Loss)
  Advanced Electronics......................................    $   28       $   29
  Information Systems.......................................        21           21
  Ship Systems..............................................        59           35
  Electronic Components and Materials.......................        24           26
  Intersegment Eliminations.................................        --           (1)
                                                                ------       ------
  Operating Profit..........................................       132          110
  Interest and Corporate Amounts............................       (43)         (31)
                                                                ------       ------
Earnings before Taxes on Income and Cumulative Effect of a
  Change in Accounting Principle............................    $   89       $   79
                                                                ======       ======

 7. On August 2, 1999, the Company completed the acquisition of Avondale for $39.50 per share in cash. The total purchase price was approximately $590 million and the acquisition has been accounted for under the purchase method of accounting. Avondale, with revenues of approximately $750 million in its fiscal year ended December 31, 1998, is engaged in the design, construction, repair and overhaul of

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 1999

    various types of ocean-going vessels, primarily for the U.S. Navy. The results herein reflect a preliminary allocation of the purchase price and the estimates of fair values will be refined during fiscal year 2000 and changes, if any, will be reflected in the consolidated financial statements. The preliminary goodwill amount of approximately $360 million is being amortized over twenty-five years.

 8. In July of fiscal year 1999, the Company recorded special charges totaling $74.6 million pre-tax and $44.8 million after-tax in connection with a plan to exit the mainframe and professional services business at the Litton Enterprise Solutions, Inc. ("LES") subsidiary and to consolidate certain manufacturing facilities at its Data Systems and Applied Technology (now a part of the Advanced Systems division) divisions to reduce excess capacity. The portion representing non-cash asset write-downs totaled $19.8 million for goodwill impairment and abandonment of software and facilities improvements. The components and balances of the remainder of the special charges accrual at July 31, 1999 and October 31, 1999 are as follows:

                                                JULY 31, 1999    CASH PAID    OCTOBER 31, 1999
                                                -------------    ---------    ----------------
Software and hardware lease termination
  costs.......................................      $41.3          $ --            $41.3
Severance and termination costs...............       10.2           1.9              8.3
Other closure and exit costs..................        3.3            --              3.3
                                                    -----          ----            -----
                                                    $54.8          $1.9            $52.9
                                                    =====          ====            =====

     The $1.9 million in severance and termination payments made in the first quarter of fiscal year 2000 resulted from the termination of 192 employees out of a total of approximately 800 to be terminated in accordance with the aforementioned plan. Substantially all of the employees at LES will be impacted while the consolidation of manufacturing facilities at the Data Systems and Applied Technology divisions will affect manufacturing, engineering and administrative personnel.

 9. Effective August 1, 1999, the Company adopted Statement of Position 97-3 ("SOP 97-3"), "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", which required a change in the accounting for assessments by the workers' compensation second-injury fund administered by the Department of Labor. The resulting cumulative effect of a change in accounting principle was a charge of $2.8 million, net of tax or $.06 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported revenues and segment operating profit of $1.37 billion and $131.7 million for the first quarter ended October 31, 1999 compared with $1.21 billion and $110.0 million, respectively, for the first quarter of fiscal year 1999. Net earnings and diluted earnings per share, after the cumulative effect of a change in accounting principle, were $50.0 million and $1.07, respectively, for the first quarter of the current fiscal year. The comparative amounts for the first quarter of the prior year were $47.2 million and $1.01, respectively. The cumulative effect of a change in accounting principle resulted from the adoption of SOP 97-3 discussed in Note 9 of Notes to Consolidated Financial Statements.

     The Advanced Electronics segment reported revenues and operating profit of $341.6 million and $28.4 million compared with $403.2 million and $29.4 million, respectively, for the first quarter of fiscal year 1999. The decrease in revenues reflected lower sales of older generation inertial navigation units, the sale of a division in October 1998, and the consolidation of manufacturing facilities at the Company's Applied Technology division, which manufactures defense electronic systems. In connection with the aforementioned facilities consolidation process, the Company recorded a special charge totaling $4.1 million in the fourth quarter of fiscal year 1999. The charge included $2.3 million for severance and related benefits in connection with the termination of approximately 170 employees and $1.8 million to vacate a facility and for the write-off of software with no future use. During the first quarter of fiscal year 2000, 25 employees were terminated and although the Company has begun the process of consolidation, it expects the activities to accelerate during the remainder of fiscal year 2000 and be completed by fiscal year-end. Backlog for the Advanced Electronics segment amounted to $1.36 billion at October 31, 1999 compared with $1.31 billion at July 31, 1999.

     Revenues and operating profit for the Information Systems segment were $404.9 million and $20.5 million for the current quarter compared with $396.8 million and $20.5 million, respectively, for the prior year's first quarter. Increased revenues from the Company's PRC, Inc. ("PRC") and TASC, Inc. ("TASC") subsidiaries offset the reduction in revenue and expenses resulting from the prior year's plan to exit the commercial mainframe outsourcing business. The Company recorded special charges in the fourth quarter of fiscal year 1999 totaling $65.2 million in connection with the exit plan, which included $41.3 million in software and hardware lease termination costs, $4.0 million for employee severance and termination benefits, $16.9 million for the write-off of software, building improvements and goodwill and $3.0 million of other exit costs. Although the Company is proceeding with such plan and has terminated 67 out of a total 360 employees during the first quarter of fiscal year 2000, the Company is also in discussions regarding a possible sale of the business. In the fourth quarter of fiscal 1999, the Company also recorded a special charge totaling $5.3 million in connection with consolidating manufacturing facilities used in the command and control businesses at its Data Systems division. This charge included $3.9 million for severance and termination benefits for approximately 270 employees and $1.4 million for vacating facilities and other costs. During the first quarter of fiscal year 2000, 100 employees were terminated and the Company has made significant progress in this consolidation effort which it expects to conclude by fiscal year-end 2000. Firm backlog at October 31, 1999 for this segment increased to $1.03 billion from $976.1 million at July 31, 1999. Additionally, PRC and TASC had unfunded backlog with potential contract values of $2.1 billion at October 31, 1999 compared with $2.2 billion at July 31, 1999.

     The Ship Systems segment reported revenues and operating profit of $472.4 million and $58.6 million for the first quarter of fiscal year 2000 compared with $268.2 million and $35.0 million for the first three months of fiscal year 1999. These increases were primarily due to the acquisition of Avondale in August 1999 as described in Note 7 of Notes to Consolidated Financial Statements. Current construction activities at Avondale include one amphibious transport ship under the U.S. Navy's LPD program, five Sealift support ships also for the U.S. Navy and two double-hulled crude oil carriers for a commercial customer. Additionally, a higher level of construction activities on long-term contracts at the Company's Ingalls Shipbuilding, Inc. subsidiary ("Ingalls"), partially offset by the completion and delivery of an Aegis destroyer in the second quarter of fiscal year 1999, also contributed to the improved results for this segment. Current construction activities for Ingalls include six Aegis destroyers and one LHD class amphibious assault ship for the U.S.

Navy. With the addition of Avondale, backlog for this segment increased to $5.41 billion at October 31, 1999 from $4.09 billion at July 31, 1999.

     Sales and operating profit for the Electronic Components and Materials segment were $161.5 million and $24.4 million for the first quarter of fiscal year 2000 compared with $152.2 million and $25.8 million for the first quarter of the prior fiscal year. Revenues increased despite a slow-down in demand from the segment's principal markets. Operating profit and margins were impacted by start up costs at a new manufacturing facility and costs associated with meeting more stringent specifications for semiconductor materials as well as a different sales mix attributable to slower sales of laser crystals. During the current quarter, the Company completed the acquisition of TEC Electrical Components Group Ltd. ("TEC"). TEC, with annual revenues of approximately $8.6 million, is a UK based manufacturer and supplier of electrical connectors to the military, aerospace and commercial industries.

     Net interest expense was $25.5 million for the three months ended October 31, 1999 compared with $16.3 million for the corresponding period of the prior fiscal year. The increase in interest expense resulted from the debt incurred in connection with financing the acquisition of Avondale in August 1999, for which the Company issued $400 million principal amount of 8.00% Senior Notes due 2009 and sold commercial paper. Cash flow from operations generated $7 million (compared to a use of $14 million for last year's first quarter) which provided a portion of the funds for capital expenditures and the repurchase of 20,000 shares of Common stock. Management believes that cash flow from operations, along with borrowing capacity, will be sufficient to meet anticipated needs for the foreseeable future. At October 31, 1999, the Company had unused credit commitments of $400 million under an existing revolving credit agreement with various banks available for its general use and replacement of existing debt. The Company also has two additional short-term credit agreements, totaling $800 million, which serve as back-up facilities for its commercial paper program.

EURO CONVERSION

     A majority of the European Union member countries adopted the "Euro" on January 1, 1999. The existing national currencies of the participating countries will continue to be acceptable until January 1, 2002 after which the Euro will be the sole legal tender for the participating countries. The Company is in the process of modifying and replacing its financial and accounting systems to incorporate the Euro and continues to implement the necessary actions to reflect the economic and operational impact of the Euro. The Company does not expect the Euro to have a material effect on its consolidated financial statements.

YEAR 2000 READINESS DISCLOSURES

     The Company is substantially complete with its program to address the potential impact of the Year 2000 on its business systems, facilities, and products which may include embedded software. This program includes an assessment and inventory of potential Year 2000 issues and detailed implementation plans for the required modifications. The process and progress have been monitored on a regular basis by a special corporate task group of management, internal audit, and legal personnel, and reported to management and the Audit and Compliance Committee of the Board of Directors.

     The implementation of required changes, developed after the assessment and inventory phases, has been completed. The Company has also been in contact with major suppliers and customers and has received written confirmation regarding their Year 2000 readiness and has tested certain situations. Based on the foregoing, the Company does not anticipate significant third party Year 2000 issues; however, there can be no assurance that non-compliance by a supplier or other third parties will not occur. The Company has developed contingency plans both in relation to internal systems, facilities, and products and third parties to mitigate the impact of potential non-compliance.

     Although the Company cannot accurately predict the extent of operational and financial impact resulting from any non-compliance, including that by a third party, the Company does not believe there are any material risks related to Year 2000 issues based on progress and results achieved to date.

     Incremental costs to address and achieve Year 2000 compliance are expensed as incurred and have totaled approximately $25 million through October 31, 1999 of which $2 million was expended during the first three months of fiscal year 2000. Total incremental costs will approximate $26 million.

SAFE HARBOR CAUTIONARY STATEMENT

     This document contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect management's current assumptions and estimates of future performance and economic conditions, and are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion identifying important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company's 1999 Annual Report on Form 10-K, and other documents, filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As previously discussed, the Company issued $400 million principal amount of 8.0% Senior Notes due 2009 ("Senior Notes") as well as sold commercial paper to finance the acquisition of Avondale. The estimated fair value of the fixed rate Senior Notes at October 31, 1999 was $401.9 million, and if there was a 10% decrease in the interest rate, the estimated fair value would have been $424.3 million. With respect to the short-term commercial paper borrowings, a hypothetical 10% increase to the interest rate would not have had a material impact on the Company's consolidated financial statements.

     For further disclosures about the Company's exposure to market risks, see
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell of $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs. Honeywell has filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.

     On November 12, 1999, a lawsuit was filed in the United States District Court for the Eastern District of Louisiana entitled Harry L. Thompson, Jr. et al. v. Avondale Industries, Inc., et al. challenging certain actions of Avondale Industries, Inc. ("Avondale"), a wholly-owned subsidiary of the Company, certain Avondale officers, and certain fiduciaries under the Avondale Employee Stock Ownership Plan (the "ESOP"). The actions were taken in connection with the sale, by the ESOP, of approximately 4,681,000 shares of Avondale common stock during the period from 1996 to 1998, prior to the acquisition of Avondale by the Company in August, 1999.

     The lawsuit alleges that one sale involving 1,100,000 shares violated the Securities Exchange Act of 1934 and that with respect to all of such sales, the defendants also breached fiduciary duties owed to the ESOP participants under the Employee Retirement Income Security Act of 1974 ("ERISA").

     The Company is assessing its response to the action and there appear to be meritorious defenses to the allegations. The Company does not believe it will have a material financial impact on the Company. The Company anticipates filing its response in January, 2000.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit 3.1: Amendment to Restated and Amended By-laws of the Company as adopted by the Board of Directors on December 3, 1999.
      Exhibit 10.1:   Form of the Litton Industries, Inc. Performance-Based
                      Restricted Stock Agreement.
      Exhibit 27:     Financial Data Schedule.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the first quarter ended October 31, 1999.

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

December 8, 1999