Form 10-Q
period 2000-01-31
LITTON INDUSTRIES INC
filed 2000-03-13
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 13, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On February 29, 2000 there were 45,531,648 shares of Common Stock outstanding.

                                  Page 1 of 17

                       Exhibit Index appears on Page 16.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 2000

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Operations
             Six months ended January 31, 2000 and 1999................     3

           Consolidated Statements of Operations
             Three months ended January 31, 2000 and 1999..............     4

           Consolidated Balance Sheets
             January 31, 2000 and July 31, 1999........................     5

           Consolidated Statements of Cash Flows
             Six months ended January 31, 2000 and 1999................     6

           Notes to Consolidated Financial Statements..................     7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............    12

  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................    14

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................    15

  Item 4.  Submission of Matters to a Vote of Security Holders.........    16

  Item 6.  Exhibits and Reports on Form 8-K............................    16

Signature..............................................................    17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                  SIX MONTHS ENDED
                                                                    JANUARY 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Sales and Service Revenues..................................  $2,719,793    $2,338,460
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   2,176,214     1,829,583
  Selling, general and administrative.......................     242,462       244,426
  Depreciation and amortization.............................      95,678        79,934
  Gain on sale of business..................................      (7,571)           --
  Special charge............................................       6,254            --
  Interest -- net...........................................      54,875        32,509
                                                              ----------    ----------
          Total.............................................   2,567,912     2,186,452
                                                              ----------    ----------
Earnings before Taxes on Income and Cumulative Effect of a
  Change in Accounting Principle............................     151,881       152,008
Taxes on Income.............................................     (62,271)      (60,803)
                                                              ----------    ----------
Earnings before Cumulative Effect of a Change in Accounting
  Principle.................................................      89,610        91,205
Cumulative Effect of a Change in Accounting Principle.......      (2,777)           --
                                                              ----------    ----------
Net Earnings................................................  $   86,833    $   91,205
                                                              ==========    ==========
Earnings per Share:
  Basic:   Earnings before Cumulative Effect of a Change in
             Accounting Principle...........................      $ 1.96         $2.00
           Cumulative Effect of a Change in Accounting
             Principle......................................      $(0.06)           --
           Net Earnings.....................................      $ 1.90         $2.00
  Diluted: Earnings before Cumulative Effect of a Change in
             Accounting Principle...........................      $ 1.93         $1.95
           Cumulative Effect of a Change in Accounting
             Principle......................................      $(0.06)           --
           Net Earnings.....................................      $ 1.87         $1.95

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,349,003    $1,130,922
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   1,093,977       884,374
  Selling, general and administrative.......................     115,863       116,900
  Depreciation and amortization.............................      48,682        40,096
  Gain on sale of business..................................      (7,571)           --
  Special charge............................................       6,254            --
  Interest -- net...........................................      29,344        16,259
                                                              ----------    ----------
          Total.............................................   1,286,549     1,057,629
                                                              ----------    ----------
Earnings before Taxes on Income.............................      62,454        73,293
Taxes on Income.............................................     (25,606)      (29,317)
                                                              ----------    ----------
Net Earnings................................................  $   36,848    $   43,976
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................       $0.80         $0.96
  Diluted...................................................       $0.80         $0.94

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              JANUARY 31,     JULY 31,
                                                                 2000           1999
                                                              -----------    ----------
ASSETS
Current Assets
  Cash and marketable securities............................  $   58,476     $   30,693
  Accounts receivable, net..................................     897,621        859,074
  Inventories less progress payments........................     768,654        637,635
  Deferred tax assets.......................................     442,309        436,512
  Prepaid expenses..........................................      37,406         28,900
                                                              ----------     ----------
          Total Current Assets..............................   2,204,466      1,992,814
                                                              ----------     ----------
Property, Plant and Equipment -- at cost....................   1,758,744      1,564,848
  Less accumulated depreciation.............................    (960,705)      (939,566)
                                                              ----------     ----------
Property, Plant and Equipment, Net..........................     798,039        625,282
                                                              ----------     ----------
Goodwill and Other Intangibles, Net.........................   1,395,795      1,062,499
                                                              ----------     ----------
Other Assets and Long-term Investments......................     569,167        519,277
                                                              ----------     ----------
          Total Assets......................................  $4,967,467     $4,199,872
                                                              ==========     ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  297,207     $  317,651
  Accrued expenses..........................................     543,449        555,626
  Payrolls and related expenses.............................     235,479        207,622
  Taxes on income...........................................      40,309         64,207
  Short-term debt...........................................     394,665        162,751
  Contract liabilities and customer deposits................     372,464        392,320
                                                              ----------     ----------
          Total Current Liabilities.........................   1,883,573      1,700,177
                                                              ----------     ----------
Long-term Obligations.......................................   1,295,798        859,315
                                                              ----------     ----------
Postretirement Benefit Obligations Other than Pensions......     222,893        205,856
                                                              ----------     ----------
Deferred Tax and Other Long-term Liabilities................     179,974        134,278
                                                              ----------     ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053          2,053
     Common stock...........................................      45,552         45,560
  Additional paid-in capital................................     345,981        345,005
  Retained earnings.........................................   1,040,074        955,538
  Accumulated other comprehensive loss-
     Cumulative currency translation adjustment.............     (48,431)       (47,910)
                                                              ----------     ----------
          Total Shareholders' Investment....................   1,385,229      1,300,246
                                                              ----------     ----------
          Total Liabilities and Shareholders' Investment....  $4,967,467     $4,199,872
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                SIX MONTHS ENDED
                                                                   JANUARY 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Cash and cash equivalents at beginning of period............  $  30,693    $ 16,175
                                                              ---------    --------
Operating Activities
  Net earnings..............................................     86,833      91,205
  Adjustments to reconcile net earnings to net cash provided by (used for) operating activities
     Cumulative effect of a change in accounting
      principle.............................................      2,777          --
     Depreciation and amortization..........................     95,678      79,934
     Gain on sale of business...............................     (7,571)         --
     Special charge.........................................      6,254          --
     Net periodic pension income............................    (42,896)    (31,010)
     Changes in assets and liabilities, net of effects of
      acquisitions/divestitures
       Accounts receivable..................................    (26,491)    (49,359)
       Inventories..........................................    (23,323)     (9,789)
       Prepaid expenses.....................................     (3,119)         25
       Accounts payable.....................................    (71,656)    (67,386)
       Accrued expenses.....................................    (35,743)    (22,490)
       Payrolls and related expenses........................      4,975     (15,280)
       Deferred and current taxes on income.................     24,744      10,070
       Contract liabilities and customer deposits...........    (23,229)     10,667
     Other operating activities.............................     (3,468)      6,556
                                                              ---------    --------
Cash (used for) provided by operating activities............    (16,235)      3,143
                                                              ---------    --------
Investing Activities
  Purchase of businesses, net of cash acquired..............   (542,128)     (8,888)
  Purchase of capital assets................................    (59,034)    (55,262)
  Proceeds from sale of businesses..........................     19,276      45,990
  Other investing activities................................      6,690      (1,560)
                                                              ---------    --------
Cash used for investing activities..........................   (575,196)    (19,720)
                                                              ---------    --------
Financing Activities
  Proceeds from issuance of senior notes due 2009...........    396,892          --
  Change in short-term debt, net............................    228,784     104,977
  Purchase of Common stock..................................     (2,295)    (29,485)
  Other financing activities................................     (4,167)      2,381
                                                              ---------    --------
Cash provided by financing activities.......................    619,214      77,873
                                                              ---------    --------
Resulting in increase in cash and cash equivalents..........     27,783      61,296
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  58,476    $ 77,471
                                                              =========    ========
Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.................................  $  58,476    $ 77,471
  Marketable securities.....................................         --      19,340
                                                              ---------    --------
          Total cash and marketable securities..............  $  58,476    $ 96,811
                                                              =========    ========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $  45,098    $ 35,016
  Income taxes paid, net....................................  $  32,202    $ 48,954

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED JANUARY 31, 2000

 1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999. The results of operations for the six months ended January 31, 2000 are not necessarily indicative of operating results for the entire year.

 2. The components of inventory balances are summarized below:

                                                                  JANUARY 31, 2000    JULY 31, 1999
                                                                  ----------------    -------------
                                                                       (THOUSANDS OF DOLLARS)
    Raw materials and work in progress..........................     $1,399,318        $1,037,155
    Finished goods..............................................         61,546            32,438
                                                                     ----------        ----------
                                                                      1,460,864         1,069,593
    Less progress payments......................................       (692,210)         (431,958)
                                                                     ----------        ----------
    Net inventories.............................................     $  768,654        $  637,635
                                                                     ==========        ==========

    The increases at January 31, 2000 reflect the acquisition of Avondale Industries, Inc. ("Avondale") discussed in Note 7.

 3. Interest (expense) income is shown below:

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                      JANUARY 31,             JANUARY 31,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                             (THOUSANDS OF DOLLARS)
    Interest expense............................  $(30,575)   $(18,364)   $(57,402)   $(36,405)
    Interest income.............................     1,231       2,105       2,527       3,896
                                                  --------    --------    --------    --------
    Net interest expense........................  $(29,344)   $(16,259)   $(54,875)   $(32,509)
                                                  ========    ========    ========    ========

 4. Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2000

   The following table sets forth the computation of basic and diluted earnings per share:

                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  JANUARY 31,                 JANUARY 31,
                                           -------------------------   -------------------------
                                              2000          1999          2000          1999
                                           -----------   -----------   -----------   -----------
                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
    Earnings before Cumulative Effect of
      a Change in Accounting Principle...  $    36,848   $    43,976   $    89,610   $    91,205
    Preferred stock dividends............         (205)         (205)         (410)         (410)
                                           -----------   -----------   -----------   -----------
    Net earnings before Cumulative Effect
      of a Change in Accounting Principle
      available to common shareholders...  $    36,643   $    43,771   $    89,200   $    90,795
    Cumulative Effect of a Change in
      Accounting Principle...............           --            --        (2,777)           --
                                           -----------   -----------   -----------   -----------
    Net earnings available to common
      shareholders.......................  $    36,643   $    43,771   $    86,423   $    90,795
                                           ===========   ===========   ===========   ===========
    Weighted average common shares
      outstanding used for basic earnings
      per share..........................   45,556,749    45,465,074    45,566,348    45,506,917
    Dilutive effect of stock options.....      456,312     1,056,304       610,532       995,586
                                           -----------   -----------   -----------   -----------
    Number of shares used for diluted
      earnings per share.................   46,013,061    46,521,378    46,176,880    46,502,503
                                           ===========   ===========   ===========   ===========
    Basic:
      Earnings before Cumulative Effect
         of a Change in Accounting
         Principle.......................        $0.80         $0.96        $ 1.96         $2.00
      Cumulative Effect of a Change in
         Accounting Principle............           --            --        $(0.06)           --
      Net earnings per share.............        $0.80         $0.96        $ 1.90         $2.00
    Diluted:
      Earnings before Cumulative Effect
         of a Change in Accounting
         Principle.......................        $0.80         $0.94        $ 1.93         $1.95
      Cumulative Effect of a Change in
         Accounting Principle............           --            --        $(0.06)           --
      Net earnings per share.............        $0.80         $0.94        $ 1.87         $1.95

 5. The Company reports comprehensive income and its components in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income includes "all changes in equity during a period except those resulting from investments by owners and distributions to owners."

    Comprehensive income and its components are summarized below:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                         JANUARY 31,           JANUARY 31,
                                                      ------------------    ------------------
                                                       2000       1999       2000       1999
                                                      -------    -------    -------    -------
                                                               (THOUSANDS OF DOLLARS)
    Net earnings....................................  $36,848    $43,976    $86,833    $91,205
    Currency translation adjustments................   (2,421)    (2,291)      (521)     4,134
                                                      -------    -------    -------    -------
    Total comprehensive income......................  $34,427    $41,685    $86,312    $95,339
                                                      =======    =======    =======    =======

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2000

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

   The Ship Systems segment is engaged in the building of large multimission surface combatant ships and is a provider of overhaul, repair, modernization, ship design and engineering services. The results for the six months ended January 31, 2000 include the Avondale acquisition (discussed in Note 7) which also is the primary reason for the increase in assets for this segment to $1.07 billion at January 31, 2000 from $361 million at July 31, 1999.

   The U.S. Government is a significant customer of the Advanced Electronics, Information Systems and Ship Systems segments.

   The Electronic Components and Materials segment is an international supplier of complex backpanels, connectors, laser crystals, solder materials, specialty products and other electronic components used primarily in the telecommunications, industrial and computer markets.

   Corporate amounts include primarily general corporate expenses.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2000

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JANUARY 31,          JANUARY 31,
                                                          ------------------    ----------------
                                                           2000       1999       2000      1999
                                                          -------    -------    ------    ------
                                                                  (MILLIONS OF DOLLARS)
    Sales and Service Revenues from Unaffiliated
      Customers
      Advanced Electronics..............................  $  335     $  358     $  672    $  757
      Information Systems...............................     369        389        771       780
      Ship Systems......................................     485        242        957       510
      Electronic Components and Materials...............     160        142        320       292
                                                          ------     ------     ------    ------
    Total Sales and Service Revenues....................  $1,349     $1,131     $2,720    $2,339
                                                          ======     ======     ======    ======
    Intersegment Sales and Service Revenues
      Advanced Electronics..............................  $    7     $    3     $   12    $    8
      Information Systems...............................       4          7          7        13
      Electronic Components and Materials...............       1          2          3         4
                                                          ------     ------     ------    ------
    Total Intersegment Sales and Service Revenues.......  $   12     $   12     $   22    $   25
                                                          ======     ======     ======    ======
    Operating Profit (Loss)
      Advanced Electronics..............................  $  (14)    $   27     $   14    $   56
      Information Systems...............................      29         20         50        40
      Ship Systems......................................      64         34        122        69
      Electronic Components and Materials...............      26         25         51        51
      Gain on Sale of Business (see Note 8).............       7         --          7        --
      Special Charge (see Note 8).......................      (6)        --         (6)       --
      Intersegment Eliminations.........................      --         (1)        --        (1)
                                                          ------     ------     ------    ------
      Operating Profit..................................     106        105        238       215
      Interest and Corporate Amounts....................     (44)       (32)       (86)      (63)
                                                          ------     ------     ------    ------
    Earnings before Taxes on Income and Cumulative
      Effect of a Change in Accounting Principle........  $   62     $   73     $  152    $  152
                                                          ======     ======     ======    ======

 7. On August 2, 1999, the Company completed the acquisition of Avondale for $39.50 per share in cash. The total purchase price was approximately $590 million and the acquisition has been accounted for under the purchase method of accounting. Avondale, with revenues of approximately $750 million in its fiscal year ended December 31, 1998, is engaged in the design, construction, repair and overhaul of various types of ocean-going vessels, primarily for the U.S. Navy. The results herein reflect a preliminary allocation of the purchase price and the estimates of fair values will be refined during fiscal year 2000 and changes, if any, will be reflected in the consolidated financial statements. The preliminary goodwill amount of approximately $360 million is being amortized over twenty-five years.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2000

 8. In July 1999, the Company recorded special charges totaling $74.6 million pre-tax and $44.8 million after-tax in connection with a plan to exit the mainframe and professional services business at the Litton Enterprise Solutions, Inc. ("LES") subsidiary reported in the Information Systems Group and to consolidate certain manufacturing facilities at its Data Systems and Applied Technology (now a part of the Advanced Systems division) divisions to reduce excess capacity. The portion representing non-cash asset write-downs totaled $19.8 million for goodwill impairment and abandonment of software and facilities improvements. The components and balances of the remainder of the special charges accrual at July 31, 1999 and January 31, 2000 are as follows:

                                          JULY 31, 1999   PAYMENTS   ADJUSTMENTS   JANUARY 31, 2000
                                          -------------   --------   -----------   ----------------
                                                            (MILLIONS OF DOLLARS)
Software and hardware lease termination
  costs.................................      $41.3        $ (.5)       $ 6.9           $47.7
Severance and termination costs.........       10.2         (3.6)        (1.8)            4.8
Other closure and exit costs............        3.3           --          1.2             4.5
                                              -----        -----        -----           -----
                                              $54.8        $(4.1)       $ 6.3           $57.0
                                              =====        =====        =====           =====

     The $3.6 million in severance and termination payments made in the first six months of fiscal year 2000 resulted from the termination of 419 employees out of a total of approximately 550 to be terminated in connection with the above actions.

     In December 1999, the Company completed the sale of LES which resulted in a pre-tax gain of $7.6 million and a special charge of $6.3 million primarily representing additional accrual for hardware and software lease obligations under non-cancelable leases, partly offset by the reversal of termination benefits relating to employees who have continued employment with the buyer.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported revenues of $1.35 billion and $2.72 billion for the second quarter and six months ended January 31, 2000, compared with $1.13 billion and $2.34 billion, respectively, for the prior year's periods. Segment operating profit was $106.8 million and $238.5 million for the second quarter and six months ended January 31, 2000, and corresponding amounts for the fiscal year 1999 periods were $104.9 million and $215.0 million, respectively. Net earnings for the second quarter were $36.8 million, compared with $44.0 million for the comparable period of the prior year. Net earnings for the first six months of the current year were $89.6 million before the cumulative effect of a change in accounting principle resulting from the adoption of Statement of Position 97-3 in the first quarter. Net earnings were $91.2 million for the first six months of last fiscal year.

     The Advanced Electronics segment reported revenues of $341.0 million and $682.6 million for the second quarter and six months of fiscal year 2000, compared with $361.3 million and $764.5 million for the corresponding periods of the prior fiscal year. The decrease in revenues reflects a decline in sales of legacy navigation systems combined with lower unit prices for the next generation systems, as well as temporary delays in new production start-ups. Revenues were also impacted by the sale of a division in October 1998, partially offset by contributions from Denro Inc. which was acquired in the third quarter of fiscal year 1999. This segment incurred an operating loss of $14.5 million for the second quarter and reported an operating profit of $14.0 million for six months of the current fiscal year. Operating profit for the second quarter and six months of fiscal 1999 was $26.9 million and $56.3 million, respectively. The operating loss for the second quarter of the current year included cost growth provisions totaling $34.0 million recorded for two development programs at the Company's Guidance and Control Systems division. During the second quarter, it was determined that additional expenditures will be required to complete the CG 47 Ships Automated Electronics and SH-2G(A) Helicopter Integrated Avionics programs. The higher costs resulted from the design of complex developmental software, increased customer requirements and testing and later than expected customer furnished data and equipment. The CG 47 program involves the development and integration of software and computers for machinery and control systems automation and integrated bridge systems on board the U.S. Navy's CG 47 class of Aegis cruisers. The SH-2G(A) program involves the upgrade of avionics for eleven SH-2G(A) Super SeaSprite surveillance helicopters used by the Royal Australian Navy. Backlog for the Advanced Electronics segment amounted to $1.32 billion at January 31, 2000, compared with $1.31 billion at July 31, 1999. In connection with the aforementioned facilities consolidation at the Applied Technology division, the Company recorded a special charge totaling $4.1 million in the fourth quarter of fiscal year 1999. This charge included $2.3 million for severance and related benefits in connection with the termination of approximately 170 employees and $1.8 million to vacate a facility and for the write-off of software with no future use. As of the end of the second quarter of fiscal year 2000, 87 employees have been terminated, resulting in cash termination benefits of approximately $.4 million.

     The Information Systems segment reported revenues and operating profit, excluding the effects of the gain on sale of LES and special charge, of $373.6 million and $29.6 million for the current quarter, compared with $396.0 million and $19.8 million for the prior year's second quarter. Revenues and operating profit for the first six months of fiscal year 2000 were $778.5 million and $50.1 million compared with $792.8 million and $40.4 million for the corresponding periods of fiscal year 1999. Revenues were impacted by reduced revenues from the Data Systems division ("DSD") and the sale of LES in December 1999. Operating profit for the second quarter of fiscal 2000, however, benefited from the reversal of $12.5 million in contract losses no longer required as a result of the sale of LES, partially offset by expenditures at DSD to ready ruggedized computers and display product lines for key digitized battlefield competitions. The Company reached a decision to exit the LES business in the fourth quarter of fiscal year 1999 and recorded special charges totaling $65.2 million which included $41.3 million in software and hardware lease termination costs, $4.0 million for employee severance and termination benefits, $16.9 million for the write-off of software, building improvements and goodwill and $3.0 million of other exit costs. Cash expenditures for exit activities through January 31, 2000 amounted to approximately $1.8 million. The sale of LES resulted in a $7.6 million gain and a special charge of $6.3 million primarily representing $6.9 million in additional noncancelable software and hardware lease obligations, partly offset by the $1.8 million reversal in termination benefits no longer required as certain employees have continued employment with the buyer of LES. In the fourth quarter of fiscal 1999, the Company also recorded a special charge totaling $5.3 million to consolidate manufacturing facilities used in the command and control businesses at DSD. This charge included $3.9 million for severance and termination benefits for approximately 270 employees and $1.4 million for vacating facilities and other costs. Through the end of the second quarter of fiscal 2000, the Company has expended approximately $1.9 million in cash, primarily in connection with the termination of 229 employees. Firm backlog for the Information Systems segment at January 31, 2000 increased to $1.01 billion from $976.1 million at July 31, 1999. In addition, this segment had unfunded backlog with potential contract values of $2.2 billion at January 31, 2000 and July 31, 1999.

     The Ship Systems segment reported revenues and operating profit of $484.7 million and $63.7 million for the second quarter of fiscal year 2000, compared with $241.6 million and $34.1 million for the second quarter of the prior fiscal year. The respective amounts for the six months of fiscal year 2000 were $957.1 million and $122.3 million, compared with $509.8 million and $69.2 million for the first six months of fiscal year 1999. The increases were primarily due to the acquisition of Avondale in August 1999 and contracts moving into more advanced stages of production at Ingalls Shipbuilding, Inc. ("Ingalls"). Current construction activities at Ingalls include seven Aegis destroyers and one LHD class amphibious assault ship for the U.S. Navy. Current activities at Avondale include two amphibious transport ships under the U.S. Navy's LPD program, five Sealift support ships also for the U.S. Navy and three double-hulled crude oil carriers for a commercial customer. With the addition of Avondale and an award from the U.S. Navy in December 1999 to build two additional Aegis destroyers, backlog increased to $5.65 billion at January 31, 2000 from $4.09 billion at July 31, 1999. Subsequent to the end of the quarter, the U.S. Navy exercised an option for construction of a third LPD 17 Class amphibious assault ship under a cost-reimbursable contract valued at $491.9 million. Avondale, which serves as prime contractor for the LPD 17 program, is constructing the first two ships and the third ship will be built by a team member.

     Revenues and operating profit for the Electronic Components and Materials segment were $162.2 million and $26.5 million for the second quarter of the current fiscal year, compared with $144.0 million and $24.6 million, respectively, for the same period of the prior year. Revenues and operating profit for the first six months of fiscal year 2000 were $323.6 million and $50.9 million, compared with $296.2 million and $50.4 million for the first six months of fiscal year 1999. The increase in revenues reflects continued demand from the wireless telecommunications market and recently completed acquisitions, while operating margins continued to be impacted by start up costs at a newly expanded manufacturing facility, although capacity utilization increased during the second quarter of fiscal year 2000.

     Operating results for the second quarter and six months ended January 31, 2000 included $21.3 million and $42.9 million in net periodic non-cash pension income under the Company's defined benefit plans. The comparable amounts for the fiscal 1999 periods were $15.5 million and $31.0 million, respectively. These amounts when combined with the impacts of the Company's other benefit plans resulted in approximately $3.2 million and $9.2 million income in the second quarter and first six months of 2000 compared with $1.5 million and $3.4 million for the prior year's periods, respectively.

     Net interest expense for the second quarter and six months ended January 31, 2000 amounted to $29.3 million and $54.9 million, compared with $16.3 million and $32.5 million for the prior year's periods, respectively. Interest expense was higher in the current year primarily as a result of the $400 million principal amount of 8.00% Senior Notes due 2009 ("Senior Notes") and commercial paper issued in connection with the August 1999 acquisition of Avondale.

     Cash and marketable securities increased to $58.5 million at January 31, 2000 from $30.7 million at July 31, 1999. Increased working capital requirements of $85 million in the second quarter and $154 million in the six months resulted in a net use of cash for operating activities in the second quarter and six months. Cash flow from operations is expected to improve over the remainder of fiscal year 2000 as a result of higher collections. Subsequent to the end of the second quarter, the Company completed the sale of the Weather Services International Corporation ("WSI") for approximately $120 million in cash. With annual revenues of approximately $40 million, WSI provides weather presentation systems and weather data. Management believes that cash flow from these sources will be sufficient to meet anticipated operating needs and fund capital expenditures over the remainder of the current fiscal year. Additionally, at January 31, 2000, the Company had unused credit commitments of $400 million under an existing revolving credit agreement with various banks available for its general use and replacement of existing debt. The Company also has two additional short-term credit agreements, totaling $800 million, which serve as back-up facilities for its commercial paper program.

EURO CONVERSION

     The "Euro" was adopted on January 1, 1999 by eleven member countries of the European Union. The existing national currencies of the participating countries will continue to be legal tender until January 1, 2002 after which the Euro will be the sole legal tender for the participating countries. The Company is modifying its financial and accounting systems to incorporate the Euro. The Company believes the Euro conversion will not have a material effect on its consolidated financial statements.

YEAR 2000 READINESS DISCLOSURES

     The Company implemented and completed all phases of its program to address the potential impact of the Year 2000 on its business systems, facilities, and products which included embedded software before December 1999. In addition to required modifications, the Company replaced manufacturing and business systems with more efficient and technologically up to date systems that were also Year 2000 compliant.

     The Company's transition to the Year 2000 was successful with no significant issues related to its business systems, facilities and products. The Company is not aware of any significant Year 2000 issues that were experienced by its major customers or suppliers. Incremental costs to address and achieve Year 2000 compliance were expensed as incurred and totaled approximately $26 million through January 31, 2000 of which $3 million was expended during the first six months of fiscal year 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As previously discussed, the Company issued Senior Notes as well as sold commercial paper to finance the acquisition of Avondale. The estimated fair value of the fixed rate Senior Notes at January 31, 2000 was $389.4 million, and if there was a 10% decrease in the interest rate, the estimated fair value would have been $411.9 million. With respect to the short-term commercial paper borrowings, a hypothetical 10% increase to the interest rate would not have had a material impact on the Company's consolidated financial statements.

     For further disclosures about the Company's exposure to market risks, see
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton brought suit against Honeywell, Inc. for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton that the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision, reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the United States Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for a determination on both liability and damages. In July 1999, the District Court heard motions for summary judgment filed on behalf of Litton and Honeywell. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. On January 28, 2000, the District Court entered judgment on behalf of Honeywell. On February 25, 2000, the Company filed its appeal to the Federal Circuit Court of Appeals.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell of $250 million which, by law, is trebled to $750 million, plus post judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs. In late December 1999, the District Court issued a supplemental judgment awarding Litton $35.6 million for attorneys' fees and costs. On January 7, 2000, Honeywell filed a Notice of Appeal.

     On November 12, 1999, a lawsuit was filed in the United States District Court for the Eastern District of Louisiana entitled Harry L. Thompson, Jr. et al. v. Avondale Industries, Inc., et al. challenging certain actions of Avondale Industries, Inc. ("Avondale"), a wholly-owned subsidiary of the Company, certain Avondale officers, and certain fiduciaries under the Avondale Employee Stock Ownership Plan (the "ESOP"). The actions were taken in connection with the sale, by the ESOP, of approximately 4,681,000 shares of Avondale common stock during the period from 1996 to 1998, prior to the acquisition of Avondale by the Company in August, 1999. The lawsuit alleges that one sale involving 1,100,000 shares violated the Securities Exchange Act of 1934 and that with respect to all of such sales, the defendants also breached fiduciary duties owed to the ESOP participants under the Employee Retirement Income Security Act of 1974 ("ERISA"). On March 22, 2000, the District Court is scheduled to hear the defendants' motion for dismissal.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 1999 Annual Meeting of Shareholders was held on December 3, 1999 in Marina del Rey, California.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 29, 1999. All of the nominees were elected as follows:

                   NOMINEE                         FOR        WITHHELD
                   -------                      ----------    --------
Alton J. Brann................................  41,274,064    336,090
Michael R. Brown..............................  41,286,152    324,002
Joseph T. Casey...............................  41,269,286    340,868
Carol B. Hallett..............................  41,272,171    337,983
Orion L. Hoch.................................  41,271,500    338,654
David E. Jeremiah.............................  41,266,606    343,548
John M. Leonis................................  41,285,085    325,069
William P. Sommers............................  41,268,390    341,764
C.B. Thornton, Jr.............................  41,288,037    322,117

     In addition to electing directors, the shareholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors by the following votes: 41,518,172 shares "for", 55,993 shares "against", and 35,989 shares "abstained"; and approve the Shareholder Proposal Regarding Shareholder Rights Plans by the following votes: 21,350,639 shares "for", 17,308,343 shares "against", 193,106 shares "abstained" and 2,758,066 shares of "broker non-votes."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 27: Financial Data Schedule.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the second quarter ended January 31, 2000.

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

March 13, 2000