Form 10-Q
period 2000-04-30
LITTON INDUSTRIES INC
filed 2000-06-09
CIK 59880

      AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 8, 2000

===============================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On May 31, 2000 there were 45,197,369 shares of Common Stock outstanding.

                                  Page 1 of 18

                       Exhibit Index appears on Page 17.


===============================================================================

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                        FOR QUARTER ENDED APRIL 30, 2000

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Statements of Operations
             Nine months ended April 30, 2000 and 1999.................     3

           Consolidated Statements of Operations
             Three months ended April 30, 2000 and 1999................     4

           Consolidated Balance Sheets
             April 30, 2000 and July 31, 1999..........................     5

           Consolidated Statements of Cash Flows
             Nine months ended April 30, 2000 and 1999.................     6

           Notes to Consolidated Financial Statements..................     7

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............    12

  Item 3.  Quantitative and Qualitative Disclosures About Market
             Risk......................................................    15

PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................    16

  Item 6.  Exhibits and Reports on Form 8-K............................    17

Signature..............................................................    18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 NINE MONTHS ENDED
                                                                     APRIL 30,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Sales and Service Revenues..................................  $4,118,807    $3,593,967
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   3,270,295     2,797,157
  Selling, general and administrative.......................     367,361       390,934
  Depreciation and amortization.............................     145,030       119,638
  Gain on sale of businesses................................     (19,185)           --
  Special charge............................................       5,859            --
  Interest -- net...........................................      82,053        49,448
                                                              ----------    ----------
          Total.............................................   3,851,413     3,357,177
                                                              ----------    ----------
Earnings before Taxes on Income and Cumulative Effect of a
  Change in Accounting Principle............................     267,394       236,790
Taxes on Income.............................................    (115,984)      (94,716)
                                                              ----------    ----------
Earnings before Cumulative Effect of a Change in Accounting
  Principle.................................................     151,410       142,074
Cumulative Effect of a Change in Accounting Principle, Net
  of Tax....................................................      (2,777)           --
                                                              ----------    ----------
Net Earnings................................................  $  148,633    $  142,074
                                                              ==========    ==========
Earnings per Share:
  Basic:   Earnings before Cumulative Effect of a Change in
           Accounting   Principle...........................      $ 3.31         $3.11
           Cumulative Effect of a Change in Accounting
           Principle........................................      $(0.06)           --
           Net Earnings.....................................      $ 3.25         $3.11
  Diluted: Earnings before Cumulative Effect of a Change in
           Accounting   Principle...........................      $ 3.28         $3.05
           Cumulative Effect of a Change in Accounting
           Principle........................................      $(0.06)           --
           Net Earnings.....................................      $ 3.22         $3.05

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                     APRIL 30,
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,399,014    $1,255,507
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   1,094,081       967,574
  Selling, general and administrative.......................     124,899       146,508
  Depreciation and amortization.............................      49,352        39,704
  Gain on sale of businesses................................     (11,614)           --
  Special charge............................................        (395)           --
  Interest -- net...........................................      27,178        16,939
                                                              ----------    ----------
          Total.............................................   1,283,501     1,170,725
                                                              ----------    ----------
Earnings before Taxes on Income.............................     115,513        84,782
Taxes on Income.............................................     (53,713)      (33,913)
                                                              ----------    ----------
Net Earnings................................................  $   61,800    $   50,869
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................       $1.35         $1.12
  Diluted...................................................       $1.35         $1.10

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              APRIL 30,      JULY 31,
                                                                 2000          1999
                                                              ----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   48,461    $   30,693
  Accounts receivable, net..................................     871,783       859,074
  Inventories less progress payments........................     754,822       637,635
  Deferred tax assets.......................................     416,712       436,512
  Prepaid expenses..........................................      35,489        28,900
                                                              ----------    ----------
          Total Current Assets..............................   2,127,267     1,992,814
                                                              ----------    ----------
Property, Plant and Equipment -- at cost....................   1,748,660     1,564,848
  Less accumulated depreciation.............................    (951,155)     (939,566)
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     797,505       625,282
                                                              ----------    ----------
Goodwill and Other Intangibles, Net.........................   1,285,624     1,062,499
                                                              ----------    ----------
Other Assets and Long-term Investments......................     588,029       519,277
                                                              ----------    ----------
          Total Assets......................................  $4,798,425    $4,199,872
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  298,679    $  317,651
  Accrued expenses..........................................     518,452       555,626
  Payrolls and related expenses.............................     227,404       207,622
  Taxes on income...........................................      75,862        64,207
  Short-term debt...........................................     198,376       162,751
  Contract liabilities and customer deposits................     331,789       392,320
                                                              ----------    ----------
          Total Current Liabilities.........................   1,650,562     1,700,177
                                                              ----------    ----------
Long-term Obligations.......................................   1,290,889       859,315
                                                              ----------    ----------
Postretirement Benefit Obligations Other than Pensions......     224,427       205,856
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     195,270       134,278
                                                              ----------    ----------
Shareholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053         2,053
     Common stock...........................................      45,333        45,560
  Additional paid-in capital................................     345,844       345,005
  Retained earnings.........................................   1,095,257       955,538
  Accumulated other comprehensive loss --
     Cumulative currency translation adjustment.............     (51,210)      (47,910)
                                                              ----------    ----------
          Total Shareholders' Investment....................   1,437,277     1,300,246
                                                              ----------    ----------
          Total Liabilities and Shareholders' Investment....  $4,798,425    $4,199,872
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                NINE MONTHS ENDED
                                                                    APRIL 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Cash and cash equivalents at beginning of period............  $  30,693    $  16,175
                                                              ---------    ---------
Operating Activities
  Net earnings..............................................    148,633      142,074
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Cumulative effect of a change in accounting principle,
      net of tax............................................      2,777           --
     Depreciation and amortization..........................    145,030      119,638
     Gain on sale of businesses.............................    (19,185)          --
     Special charge.........................................      5,859           --
     Net periodic pension income............................    (64,355)     (46,515)
     Changes in assets and liabilities, net of effects of
      acquisitions/divestitures
       Accounts receivable..................................    (16,745)     (55,779)
       Inventories..........................................    (17,337)     (23,387)
       Prepaid expenses.....................................     (2,735)        (863)
       Accounts payable.....................................    (66,599)     (60,014)
       Accrued expenses.....................................    (65,504)     (45,549)
       Payrolls and related expenses........................       (444)       3,968
       Deferred and current taxes on income.................     92,536       29,374
       Contract liabilities and customer deposits...........    (63,904)     (17,863)
     Other operating activities.............................     (7,619)       9,169
                                                              ---------    ---------
Cash provided by operating activities.......................     70,408       54,253
                                                              ---------    ---------
Investing Activities
  Purchase of businesses, net of cash acquired..............   (542,128)     (92,018)
  Proceeds from sale of businesses..........................    146,962       45,990
  Purchase of capital assets................................   (100,753)     (86,741)
  Proceeds from sale of capital assets......................     23,146       11,545
  Other investing activities................................     (9,352)      (9,392)
                                                              ---------    ---------
Cash used for investing activities..........................   (482,125)    (130,616)
                                                              ---------    ---------
Financing Activities
  Proceeds from issuance of senior notes due 2009...........    396,849           --
  Change in short-term debt, net............................     34,961      172,215
  Exercise of stock options.................................      5,784       15,232
  Purchase of Common stock..................................    (10,704)     (38,132)
  Other financing activities................................      2,595       (2,209)
                                                              ---------    ---------
Cash provided by financing activities.......................    429,485      147,106
                                                              ---------    ---------
Resulting in increase in cash and cash equivalents..........     17,768       70,743
                                                              ---------    ---------
Cash and cash equivalents at end of period..................  $  48,461    $  86,918
                                                              =========    =========
Reconciliation to Consolidated Balance Sheets:
  Cash and cash equivalents.................................  $  48,461    $  86,918
  Marketable securities.....................................         --       17,808
                                                              ---------    ---------
          Total cash and marketable securities..............  $  48,461    $ 104,726
                                                              =========    =========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $  93,644    $  65,150
  Income tax (refunds received) paid, net...................  $  (5,862)   $  54,068

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        NINE MONTHS ENDED APRIL 30, 2000

 1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended July 31, 1999. The results of operations for the nine months ended April 30, 2000 are not necessarily indicative of operating results for the entire year.

 2. The components of inventory balances are summarized below:

                                                                  APRIL 30, 2000    JULY 31, 1999
                                                                  --------------    -------------
                                                                      (THOUSANDS OF DOLLARS)
    Raw materials and work in progress..........................    $1,148,641       $1,037,155
    Finished goods..............................................        53,883           32,438
                                                                    ----------       ----------
                                                                     1,202,524        1,069,593
    Less progress payments......................................      (447,702)        (431,958)
                                                                    ----------       ----------
    Net inventories.............................................    $  754,822       $  637,635
                                                                    ==========       ==========

 3. Interest (expense) income is shown below:

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       APRIL 30,               APRIL 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                             (THOUSANDS OF DOLLARS)
    Interest expense............................  $(28,734)   $(18,958)   $(86,136)   $(55,363)
    Interest income.............................     1,556       2,019       4,083       5,915
                                                  --------    --------    --------    --------
    Net interest expense........................  $(27,178)   $(16,939)   $(82,053)   $(49,448)
                                                  ========    ========    ========    ========

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 2000

 4. Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

     The following table sets forth the computation of basic and diluted earnings per share:

                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                APRIL 30,                     APRIL 30,
                                        --------------------------    --------------------------
                                           2000           1999           2000           1999
                                        -----------    -----------    -----------    -----------
                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
    Earnings before Cumulative Effect
      of a Change in Accounting
      Principle.......................  $    61,800    $    50,869    $   151,410    $   142,074
    Preferred stock dividends.........         (206)          (206)          (616)          (616)
                                        -----------    -----------    -----------    -----------
    Net earnings before Cumulative
      Effect of a Change in Accounting
      Principle available to common
      shareholders....................  $    61,594    $    50,663    $   150,794    $   141,458
    Cumulative Effect of a Change in
      Accounting Principle............           --             --         (2,777)            --
                                        -----------    -----------    -----------    -----------
    Net earnings available to common
      shareholders....................  $    61,594    $    50,663    $   148,017    $   141,458
                                        ===========    ===========    ===========    ===========
    Weighted average common shares
      outstanding used for basic
      earnings per share..............   45,485,154     45,419,150     45,529,075     45,479,120
    Dilutive effect of stock
      options.........................      293,381        847,883        504,815        946,352
                                        -----------    -----------    -----------    -----------
    Number of shares used for diluted
      earnings per share..............   45,778,535     46,267,033     46,033,890     46,425,472
                                        ===========    ===========    ===========    ===========
    Basic:
      Earnings before Cumulative
         Effect of a Change in
         Accounting Principle.........        $1.35          $1.12         $ 3.31          $3.11
      Cumulative Effect of a Change in
         Accounting Principle.........           --             --          (0.06)            --
                                              -----          -----         ------          -----
      Net earnings per share..........        $1.35          $1.12         $ 3.25          $3.11
                                              =====          =====         ======          =====
    Diluted:
      Earnings before Cumulative
         Effect of a Change in
         Accounting Principle.........        $1.35          $1.10         $ 3.28          $3.05
      Cumulative Effect of a Change in
         Accounting Principle.........           --             --          (0.06)            --
                                              -----          -----         ------          -----
      Net earnings per share..........        $1.35          $1.10         $ 3.22          $3.05
                                              =====          =====         ======          =====

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 2000

 5. Comprehensive income and its components are summarized below:

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        APRIL 30,              APRIL 30,
                                                    ------------------    --------------------
                                                     2000       1999        2000        1999
                                                    -------    -------    --------    --------
                                                              (THOUSANDS OF DOLLARS)
    Net earnings..................................  $61,800    $50,869    $148,633    $142,074
    Currency translation adjustments..............   (2,779)    (5,196)     (3,300)     (1,062)
                                                    -------    -------    --------    --------
    Total comprehensive income....................  $59,021    $45,673    $145,333    $141,012
                                                    =======    =======    ========    ========

 6. The Company's operations are reported in four segments: Advanced Electronics, Information Systems, Ship Systems, and Electronic Components and Materials.

    The Advanced Electronics segment designs, develops and manufactures inertial navigation, guidance and control, IFF (identification friend or foe) and marine electronic systems. This segment also provides electronic warfare systems and integrates avionics systems and shipboard information and communication systems.

    The Information Systems segment designs, develops, integrates and supports computer-based information systems and provides information technology and services primarily for government customers.

    The Ship Systems segment is engaged in the building of large multimission surface ships for the U.S. Navy as well as other government and commercial customers worldwide and is a provider of overhaul, repair, modernization, ship design and engineering services. The results for the nine months ended April 30, 2000 include the Avondale acquisition (discussed in Note 7) which also is the primary reason for the increase in assets for this segment to $1.09 billion at April 30, 2000 from $361 million at July 31, 1999.

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

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 2000

                                                          THREE MONTHS ENDED    NINE MONTHS ENDED
                                                              APRIL 30,             APRIL 30,
                                                          ------------------    ------------------
                                                           2000       1999       2000       1999
                                                          -------    -------    -------    -------
                                                                   (MILLIONS OF DOLLARS)
    Sales and Service Revenues from Unaffiliated
      Customers
      Advanced Electronics..............................  $  355     $  375     $1,026     $1,132
      Information Systems...............................     368        422      1,139      1,202
      Ship Systems......................................     499        302      1,456        812
      Electronic Components and Materials...............     177        156        498        448
                                                          ------     ------     ------     ------
    Total Sales and Service Revenues....................  $1,399     $1,255     $4,119     $3,594
                                                          ======     ======     ======     ======
    Intersegment Sales and Service Revenues
      Advanced Electronics..............................  $    5     $    6     $   17     $   14
      Information Systems...............................       4          4         11         17
      Electronic Components and Materials...............       2          2          5          6
                                                          ------     ------     ------     ------
    Total Intersegment Sales and Service Revenues.......  $   11     $   12     $   33     $   37
                                                          ======     ======     ======     ======
    Operating Profit (Loss)
      Advanced Electronics..............................  $   35     $   33     $   49     $   89
      Information Systems...............................      14         13         64         54
      Ship Systems......................................      70         45        192        114
      Electronic Components and Materials...............      29         27         80         77
      Gain on Sale of Businesses........................      12         --         19         --
      Special Charge (see Note 8).......................      --         --         (6)        --
      Intersegment Eliminations.........................      --         (1)        --         (2)
                                                          ------     ------     ------     ------
      Operating Profit..................................     160        117        398        332
      Interest and Corporate Amounts....................     (44)       (32)      (131)       (95)
                                                          ------     ------     ------     ------
    Earnings before Taxes on Income and Cumulative
      Effect of a Change in Accounting Principle........  $  116     $   85     $  267     $  237
                                                          ======     ======     ======     ======

 7. On August 2, 1999, the Company completed the acquisition of Avondale for $39.50 per share in cash. The total purchase price was approximately $590 million and the acquisition has been accounted for under the purchase method of accounting. Avondale, with revenues of approximately $750 million in its fiscal year ended December 31, 1998, is engaged in the design, construction, repair and overhaul of various types of ocean-going vessels, primarily for the U.S. Navy. The results herein reflect a preliminary allocation of the purchase price and changes, if any, will be reflected in the consolidated financial statements. The preliminary goodwill amount of approximately $360 million is being amortized over twenty-five years.

 8. In July 1999, the Company recorded special charges totaling $74.6 million pre-tax and $44.8 million after-tax in connection with a plan to exit the mainframe and professional services business at the Litton Enterprise Solutions, Inc. ("LES") subsidiary and to consolidate certain manufacturing facilities at its Data Systems ("DSD") and Applied Technology (now a part of Litton Advanced Systems, Inc.) divisions to reduce excess capacity. LES and DSD are reported in the Information Systems segment and the former Applied Technology division ("ATD") is part of the Advanced Electronics segment. The portion representing non-cash asset write-downs totaled $19.8 million, pre-tax, for goodwill impairment

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        NINE MONTHS ENDED APRIL 30, 2000

    and abandonment of software and facilities improvements. The components and balances of the remainder of the special charges accrual at July 31, 1999 and April 30, 2000 are as follows:

                                                      JULY 31,                               APRIL 30,
                                                        1999      PAYMENTS    ADJUSTMENTS      2000
                                                      --------    --------    -----------    ---------
                                                                   (MILLIONS OF DOLLARS)
    Software and hardware lease termination costs...   $41.3       $(3.0)        $ 6.5         $44.8
    Severance and termination costs.................    10.2        (5.0)         (1.8)          3.4
    Other closure and exit costs....................     3.3        (1.7)          1.2           2.8
                                                       -----       -----         -----         -----
                                                       $54.8       $(9.7)        $ 5.9         $51.0
                                                       =====       =====         =====         =====

   The $5.0 million in severance and termination payments made in the first nine months of fiscal year 2000 resulted from the termination of 484 employees out of a total of approximately 550 to be terminated in connection with the above actions.

   In December 1999, the Company completed the sale of LES which resulted in a pre-tax gain of $7.6 million and a special charge of $5.9 million primarily representing an additional accrual for hardware and software lease obligations under non-cancelable leases, partly offset by the reversal of termination benefits relating to employees who have continued employment with the buyer.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company reported revenues of $1.40 billion and $4.12 billion for the third quarter and nine months ended April 30, 2000, compared with $1.26 billion and $3.59 billion, respectively, for the prior year's periods. Inclusive of the effects of gain on sale of businesses and special charge, segment operating profit for the third quarter and nine months of fiscal year 2000 amounted to $159.5 million and $398.0 million compared with $116.9 million and $331.9 million for the corresponding periods of fiscal year 1999, respectively. Gain on sale of businesses in the third quarter of the current fiscal year totaled $11.6 million before tax and $.5 million after tax, which reflects a lower investment basis in the businesses sold for income tax purposes. For the nine months ended April 30, 2000, gain on sale of businesses totaled $19.2 million before tax and $5.0 million after tax. Net earnings before the cumulative effect of a change in accounting principle for the third quarter and nine months of the current fiscal year were $61.8 million and $151.4 million compared with $50.9 million and $142.1 million, respectively, for the corresponding periods of fiscal year 1999. Diluted earnings per share before gain on sale of businesses, special charge and cumulative effect of a change in accounting principle rose to $1.33 and $3.24 for the current year's periods compared with $1.10 and $3.05, respectively, for the prior year's periods. Inclusive of the effects of gain on sale of businesses and special charge, diluted earnings per share were $1.35 and $3.28 for the third quarter and nine months ended April 30, 2000.

ADVANCED ELECTRONICS

     The Advanced Electronics segment reported revenues of $359.8 million and operating profit of $35.5 million for the third quarter of the current fiscal year compared with $381.4 million and $32.9 million, respectively, for prior year's third quarter. Revenues and operating profit for the nine months of the current fiscal year were $1.04 billion and $49.5 million, respectively, compared with $1.15 billion and $89.3 million for the nine months of the previous fiscal year. The decrease in revenues reflects a continued decline in sales of legacy airborne electronics, partially offset by contributions from Denro Inc. which was acquired in the third quarter of fiscal year 1999. Operating profit for the current year's third quarter benefited from improved reported results by several business units along with the favorable resolution of a contract-related claim. Operating profit for the nine months of the current year, however, was impacted by cost growth provisions reported in the second quarter of fiscal 2000 totaling $34.0 million recorded for two development programs, the CG 47 Ships Automated Electronics and SH-2G(A) Helicopter Integrated Avionics programs, at the Company's Guidance and Control Systems division. Backlog for the Advanced Electronics segment amounted to $1.38 billion at April 30, 2000, compared with $1.31 billion at July 31, 1999.

INFORMATION SYSTEMS

     The Information Systems segment reported revenues of $371.7 million and $1.15 billion for the third quarter and nine months of the current fiscal year compared with $425.6 million and $1.22 billion for the prior year's periods, respectively. The decrease in revenues reflected lower activity in the civil systems and services sector at the PRC Inc. subsidiary ("PRC"), the sale of several non-core businesses and reduced revenue at DSD. Excluding the effects of gain on sale of businesses and special charge, operating profit amounted to $13.6 million and $63.7 million for the third quarter and nine months of the current fiscal year compared with $13.2 million and $53.6 million for the corresponding periods of the prior fiscal year. Operating profit for the nine months of the current fiscal year included the reversal of $12.9 million in contract losses no longer required as a result of the sale of LES, partially offset by investments in development programs at DSD and lower than expected margins on various municipal programs at PRC. Gain on sale of businesses totaled $11.6 million in the third quarter and $19.2 million for the nine months ended April 30, 2000. During the third quarter, the Company completed the sale of its weather information and agricultural imaging businesses for proceeds of $127.6 million, subject to adjustment, and a preliminary gain on sale of $11.6 million before tax. The sale of LES in December 1999 resulted in a $7.6 million gain and a special charge of $5.9 million primarily for additional noncancelable software and hardware lease obligations, partly offset by the reversal of termination benefits no longer required. Firm backlog for the Information Systems segment at April 30, 2000 increased to $1.0 billion from $976.1 million at July 31, 1999. In addition, this segment had unfunded backlog with potential contract values of $2.2 billion at April 30, 2000 and July 31, 1999.

SHIP SYSTEMS

     The Ship Systems segment reported revenues and operating profit of $499.3 million and $69.5 million for the third quarter of fiscal year 2000, compared with $302.3 million and $45.2 million for the third quarter of the prior fiscal year. The respective amounts for the nine months of fiscal year 2000 were $1.46 billion and $191.9 million, compared with $812.1 million and $114.4 million for the first nine months of fiscal year 1999. The increases were primarily due to the acquisition of Avondale in August 1999 and contracts moving into more advanced stages of production at Ingalls Shipbuilding, Inc. ("Ingalls"). Current activities at Ingalls include seven Aegis destroyers and one LHD class amphibious assault ship for the U.S. Navy and two passenger cruise ships for a commercial customer. Current activities at Avondale include two amphibious assault ships under the U.S. Navy's LPD program, four Sealift support ships also for the U.S. Navy and three double-hulled crude oil carriers for a commercial customer. The acquisition of Avondale, along with an award from the U.S. Navy in December 1999 to build two additional Aegis destroyers and the exercise of an option by the U.S. Navy for the construction of a third LPD 17 Class amphibious assault ship are the primary reasons for the increase in this segment's backlog to $5.69 billion from $4.09 billion at July 31, 1999. Avondale, which serves as prime contractor for the LPD 17 program, is constructing the first two ships and the third ship will be built by a team member under a cost-reimbursable contract. Subsequent to the end of the quarter, the U.S. Navy awarded Avondale a contract valued at $477.7 million for the construction of a fourth LPD 17 Class amphibious assault ship to be built by Avondale under a cost-reimbursable contract.

ELECTRONIC COMPONENTS AND MATERIALS

     Revenues and operating profit for the Electronic Components and Materials segment were $179.0 million and $28.9 million for the third quarter of the current fiscal year, compared with $157.8 million and $26.6 million, respectively, for the same period of the prior year. Revenues and operating profit for the first nine months of fiscal year 2000 were $502.6 million and $79.8 million, compared with $454.0 million and $77.0 million for the first nine months of fiscal year 1999. Continued demand from the wireless telecommunications and microelectronic device markets, particularly for backpanels, gallium arsenide wafers and brushless motors, contributed to the improved results for this segment.

SPECIAL CHARGES

     In July 1999, the Company recorded special charges totaling $74.6 million pre-tax and $44.8 million after-tax. In connection with the facilities consolidation at ATD, the Company recorded a special charge totaling $4.1 million which included $2.3 million for severance and related benefits for the termination of approximately 170 employees and $1.8 million for the write-off of software with no future use and to vacate a facility. As of the end of the third quarter of fiscal year 2000, 112 employees have been terminated, resulting in cash termination benefits of approximately $.7 million. Additionally, the Company reached a decision to exit the mainframe and professional services business at LES and recorded special charges totaling $65.2 million which included $41.3 million in software and hardware lease termination costs, $4.0 million for employee severance and termination benefits, $16.9 million for the write-off of software, building improvements and goodwill and $3.0 million for other exit costs. As previously mentioned, LES was sold in the second quarter of fiscal year 2000 resulting in a charge of $5.9 million primarily for additional noncancelable software and hardware lease obligations of $6.5 million, partly offset by the reversal of $1.8 million in termination benefits no longer required. Through the end of the third quarter of fiscal year 2000, 103 employees have been terminated resulting in cash termination benefits of approximately $1.4 million. In the fourth quarter of fiscal 1999, the Company also recorded a special charge of $5.3 million to consolidate manufacturing facilities at DSD. This charge included $3.9 million for severance and termination benefits for approximately 270 employees and $1.4 million for vacating facilities and other costs. As of the end of the third quarter of fiscal

2000, the Company has expended approximately $2.9 million in cash, primarily in connection with the termination of 269 employees.

OTHER

     Operating results for the third quarter and nine months ended April 30, 2000 included $21.4 million and $64.3 million in pre-tax periodic non-cash pension income under the Company's defined benefit plans. The comparable amounts for the fiscal 1999 periods were $15.5 million and $46.5 million, respectively. These amounts when combined with the costs of the Company's other benefit plans resulted in approximately $6.1 million and $15.3 million pre-tax income in the third quarter and first nine months of 2000 compared with $1.7 million and $5.1 million for the prior year's periods, respectively.

     Net interest expense for the third quarter and nine months ended April 30, 2000 amounted to $27.2 million and $82.1 million, compared with $16.9 million and $49.4 million for the prior year's periods, respectively. Interest expense was higher in the current year primarily as a result of the $400 million principal amount of 8.00% Senior Notes due 2009 ("Senior Notes") and commercial paper issued in connection with the August 1999 acquisition of Avondale.

     Cash and cash equivalents increased to $48.5 million at April 30, 2000 from $30.7 million at July 31, 1999. Cash flow from operations and proceeds from the sale of businesses, along with short-term borrowings and the issuance of $400 million Senior Notes due 2009, provided the funds to meet operating needs, make capital expenditures, finance the previously discussed acquisition of Avondale and repurchase 283,123 shares of Common stock. Management believes that cash flow from operations will be sufficient to meet anticipated operating needs and fund capital expenditures for the remainder of the current fiscal year. Additionally, at April 30, 2000, the Company had unused credit commitments of $400 million under an existing revolving credit agreement with various banks available for its general use. The Company also has a short-term credit agreement totaling $400 million which serves as a back-up facility for its commercial paper program.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As previously discussed, the Company issued Senior Notes in connection with the acquisition of Avondale. The estimated fair value of the fixed rate Senior Notes at April 30, 2000 was $383.2 million, and if there was a 10% decrease in the interest rate, the estimated fair value would have been $405.4 million.

     For further discussion about the Company's exposure to market risks, see
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1999.

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

     On November 12, 1999, a lawsuit was filed in the United States District Court for the Eastern District of Louisiana entitled Harry L. Thompson, Jr. et al. v. Avondale Industries, Inc., et al. challenging certain actions of Avondale Industries, Inc. ("Avondale"), a wholly-owned subsidiary of the Company, certain Avondale officers, and certain fiduciaries under the Avondale Employee Stock Ownership Plan (the "ESOP"). The actions were taken in connection with the sale, by the ESOP, of approximately 4,681,000 shares of Avondale common stock during the period from 1996 to 1998, prior to the acquisition of Avondale by the Company in August, 1999. The lawsuit alleges that one sale involving 1,100,000 shares violated the Securities Exchange Act of 1934 and that with respect to all of such sales, the defendants also breached fiduciary duties owed to the ESOP participants under the Employee Retirement Income Security Act of 1974 ("ERISA"). The defendants filed a joint motion for dismissal of all claims. On March 24, 2000, the District Court granted the defendants' motions as to plaintiffs' claims for alleged violation of the Securities Exchange Act of 1934 and denied the motion on the ERISA counts. The court has set the matter for trial before the court on April 23, 2001.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 4.1: $400,000,000 Five-Year Credit Agreement dated March 22,
                     2000 among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as Administrative Agent.

        Exhibit 4.2: $400,000,000 364-Day Credit Agreement dated March 22, 2000 among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York as Administrative Agent.

        Exhibit 4.3: Form of Exchange Security for the $400,000,000 8% Senior
                     Notes due 2009.

        Exhibit  27: Financial Data Schedule.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the third quarter ended April 30, 2000.

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

June 8, 2000