Form 10-K
period 2000-07-31
LITTON INDUSTRIES INC
filed 2000-10-11
CIK 59880

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 11, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 2000

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
      Common Stock, par value $1 per share           New York Stock Exchange
                                                     Pacific Exchange, Inc.
      Series B $2 Cumulative Preferred Stock, par    New York Stock Exchange
         value $5 per share                          Pacific Exchange, Inc.

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On September 29, 2000 the aggregate market value of the Registrant's voting stock held by non-affiliates was $1.979 billion.

     On September 29, 2000 there were 45,408,342 shares of Common Stock outstanding, exclusive of treasury shares or shares held by subsidiaries of the Registrant.

     Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Stockholders to be held on December 8, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                             INDEX TO ANNUAL REPORT

                                  ON FORM 10-K

                                                                              PAGE
                                                                              ----
PART I

  Item 1:       Business....................................................    1

  Item 2:       Properties..................................................    4

  Item 3:       Legal Proceedings...........................................    4

  Item 4:       Submission of Matters to a Vote of Security Holders.........    5

PART II

  Item 5:       Market for the Registrant's Common Equity and Related
                  Stockholder Matters.......................................    6

  Item 6:       Selected Financial Data.....................................    6

  Item 7:       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................    6

  Item 7a:      Quantitative and Qualitative Disclosures About Market
                  Risk......................................................    6

  Item 8:       Financial Statements and Supplementary Data.................    6

  Item 9:       Disagreements on Accounting and Financial Disclosure........    6

PART III

  Item 10:      Directors and Executive Officers of the Registrant..........   15

  Item 11:      Executive Compensation......................................   16

  Item 12:      Security Ownership of Certain Beneficial Owners and
                  Management................................................   16

  Item 13:      Certain Relationships and Related Transactions..............   16

PART IV

  Item 14:      Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.......................................................   17

Signatures..................................................................   20

                                     PART I

ITEM 1. BUSINESS

     Litton Industries, Inc. (hereafter together with its consolidated subsidiaries referred to as the "Company" or "Litton" unless the context otherwise indicates) designs, builds, and overhauls surface ships for government and commercial customers worldwide and is a provider of defense and commercial electronics technology, components, and materials for customers worldwide. In addition, the Company is a prime contractor to the U.S. government for information technology and provides specialized IT services to commercial customers and government customers in local/foreign jurisdictions. The Company was founded in California in 1953 and has evolved into a major international organization with approximately 40,300 employees at more than 26 divisions and nine countries. During the first month of fiscal year 2000, the Company completed the acquisition of Avondale Industries, Inc. ("Avondale"), which is engaged in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for military and commercial customers.

     The Company's businesses are reported in four business segments: Advanced Electronics, Information Systems, Ship Systems, and Electronic Components and Materials. Information about the Company's business segments appears on pages F-22 and F-23 of this Annual Report on Form 10-K. This information includes revenue, operating profit and total assets for each of the three years ended July 31, 2000. The segment information for fiscal years 1999 and 1998 has been restated to reflect the transfer of the Data System division from the Information Systems segment to the Advanced Electronics segment.

  Advanced Electronics

     The Advanced Electronics segment is a major supplier and integrator of electronic systems and related services to the U.S. and international military and commercial markets. The principal businesses comprising the Advanced Electronics segment are navigation, guidance and control systems, marine electronics and electronic warfare systems. The primary products include inertial navigation systems, IFF (identification friend or foe) systems, integrated marine bridge systems, steering and machinery control systems, ruggedized computers and displays, laser range finders and target designators, threat warning and electro-optical systems, microwave tubes and air traffic control systems. The Company also provides and integrates shipboard engineering, information and communications control systems and avionics systems.

     Sales backlog for the Advanced Electronics segment was $1.4 billion and $1.4 billion at July 31, 2000 and 1999, respectively. Of the backlog at July 31, 2000, $133 million is expected to be realized as sales in years after fiscal year 2001 and $921 million is related to defense contract backlog.

     Approximately 52% of the revenues for the Advanced Electronics segment in fiscal year 2000 were derived from sales to the U.S. Government.

  Information Systems

     The Information Systems segment designs, develops, integrates and supports computer-based information systems and provides information technology and services primarily for government customers. The core services and capabilities of the two primary subsidiaries, PRC Inc. ("PRC") and TASC, Inc. ("TASC"), comprising this segment include systems integration, software engineering, seat management, data warehousing, signals processing, information architectures, imagery and geospatial systems and enterprise resource planning. Markets served by PRC and TASC include criminal justice, weather, Department of Defense, aerospace, healthcare, public safety, transportation, aviation, telecommunications and the intelligence community.

     Firm backlog for the Information Systems segment was $777.5 million and $883.9 million at July 31, 2000 and 1999, respectively. Of the backlog at July 31, 2000, $279 million is expected to be realized as sales in years after fiscal year 2001 and $376 million is related to defense contract backlog. In addition, PRC and

TASC had unfunded backlog with potential future contract values totaling approximately $2.1 billion at July 31, 2000 compared with $2.2 billion at July 31, 1999.

     Approximately 93% of the revenues for the Information Systems segment in fiscal year 2000 were derived from sales to the U.S. Government.

  Ship Systems

     The Ship Systems segment builds non-nuclear ships for the U.S. Navy and designs, builds and overhauls surface ships for government and commercial customers worldwide. On August 2, 1999, the Company completed the acquisition of Avondale, which is engaged in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for military and commercial markets. Avondale and Ingalls Shipbuilding, Inc. ("Ingalls") serve maritime customers from design concept formulation to postdelivery support functions. Current production under contracts with the U.S. Navy at Ingalls and Avondale include a seventh LHD class assault ship, six Aegis destroyers, two LPD 17 class amphibious assault ships and four Sealift support ships. The Company is building three Alaskan crude double-hulled oil tankers and two passenger cruise ships under contracts with commercial customers.

     Sales backlog for the Ship Systems segment was $5.8 billion and $4.1 billion at July 31, 2000 and 1999, respectively. Of the backlog at July 31, 2000, approximately $3.5 billion is expected to be realized as sales in years after fiscal 2001 and $4.7 billion is related to defense contract backlog.

     Approximately 84% of the revenues for the Ship Systems segment in fiscal year 2000 were derived from sales to the U.S. Government.

  Electronic Components and Materials

     The Electronic Components and Materials segment designs, manufactures and produces a broad range of high-tech materials and products integral to the telecommunications and computer markets including complex many-layered backplanes and assemblies, specialty brushless motors, slip rings, high density electronic and fiber optic connectors, cylindrical connectors, microelectronic attachment materials including solder spheres, precision wires and pastes, laser crystals, gallium arsenide substrates and microwave components for primarily commercial markets worldwide.

     Sales backlog for the Electronic Components and Materials segment was $329.6 million and $222.7 million at July 31, 2000 and 1999, respectively. Substantially all of the backlog at July 31, 2000 is expected to be realized in sales in the next fiscal year and $45 million is related to defense contract backlog.

     Approximately 11% of the revenues for the Electronic Components and Materials segment in fiscal year 2000 were derived from sales to the U.S. Government.

  Methods of Distribution

     The Company principally markets its products and services throughout the world through the home offices and branch offices of its various operations. In general, each of the Company's business units is responsible for selecting, implementing and maintaining an efficient and effective marketing program.

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

  U.S. Government Contracts

     Approximately 68% of the Company's total sales and service revenues for fiscal year 2000 were from U.S. Government contracts and subcontracts. Approximately 60% of these revenues related to fixed-price type contracts. U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. Contractors, sometimes without their knowledge, are subject to investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material to the consolidated financial statements.

  Research and Development

     Worldwide expenditures on research and development activities amounted to $331.5 million, $315.6 million and $233.8 million, of which approximately 28%, 26% and 33% were Company-sponsored in the years ended July 31, 2000, 1999 and 1998, respectively. In fiscal 2000, the Advanced Electronics segment accounted for 63% of the total research and development expenditures.

  Environmental Protection

     During the fiscal year ended July 31, 2000, the amounts incurred to comply with federal, state and local regulations pertaining to environmental standards did not have a material effect upon the capital expenditures or earnings of the Company. For additional information with respect to environmental matters, see Items 7 and 8 of this Annual Report on Form 10-K.

  Number of Employees

     At July 31, 2000, the Company had approximately 40,300 full-time employees. Employment by business segment was as follows:

Ship Systems................................................  18,100
Advanced Electronics........................................   9,700
Information Systems.........................................   7,600
Electronic Components and Materials.........................   4,900
                                                              ------
                                                              40,300
                                                              ======

  Financial Information by Geographic Area

     See Operations by Geographic Area on pages F-22 and F-23 of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

     The Company's principal plants and offices have an aggregate floor area of approximately 10,638,000 square feet, of which 9,558,000 square feet (89.8%) are located in the United States, and 1,080,000 square feet (10.2%) are located outside of the United States, primarily in Western Europe and Canada. The Company's executive offices, in owned premises, are at 21240 Burbank Boulevard, Woodland Hills, California.

     These properties are used by the various business segments as follows:

                                                              SQUARE FEET
                                                              -----------
Ship Systems................................................   4,251,000
Advanced Electronics........................................   3,782,000
Electronic Components and Materials.........................   1,372,000
Information Systems.........................................   1,127,000
Corporate...................................................     106,000
                                                              ----------
                                                              10,638,000
                                                              ==========

     Approximately 8,175,000 square feet (76.8%) of the principal plant, office and commercial floor area is owned by the Company, and the balance is held under lease.

     The Company's principal plants and offices in the United States are situated in 36 locations in 18 states as follows:

                           STATE                              SQUARE FEET
                           -----                              -----------
Mississippi.................................................   2,802,000
California..................................................   1,723,000
Louisiana...................................................   1,504,000
Virginia....................................................   1,283,000
Missouri....................................................     263,000
Pennsylvania................................................     236,000
Utah........................................................     216,000
Maryland....................................................     208,000
Iowa........................................................     203,000
Other states................................................   1,120,000
                                                               ---------
                                                               9,558,000
                                                               =========

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

ITEM 3. LEGAL PROCEEDINGS

     (a) Litton brought suit against Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton which the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision and reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid and remanded the case back to the District Court for determination on both liability and damages. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. On February 28, 2000, the Company filed an appeal of the District Court's ruling in the Federal

Circuit Court of Appeals. Briefs have been filed by both sides. A hearing before the Appellate Court has been rescheduled for November 1, 2000.

     Litton also brought suit against Honeywell for illegal monopolizing of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damage study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell of $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, together with attorney fees and costs of $35.6 million. Both Honeywell and Litton have appealed the judge's decision to the Ninth Circuit Court of Appeals. Briefs have been filed and the parties await a hearing before the Appellate Court.

     (b) In fiscal 1999 the Company was advised that the United States Attorney's Office in Los Angeles had decided to pursue action against the Company in connection with a lengthy investigation first initiated in 1991, unless the matter could be satisfactorily resolved. After extensive discussions with the U.S. Attorney's Office of the reasons why the Company believed it complied with applicable laws and administrative regulations with respect to payments to foreign consultants and potential terms of settlement, this matter was settled by the payment of $18.5 million during fiscal 1999. Although Litton believed it had meritorious defenses, this settlement, relating to past conduct, was determined to be in the Company's best interest.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended July 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     See the information with respect to the market for and number of holders of the Company's Common stock and quarterly market information which is set forth on page F-25 and dividend information which is set forth on page F-14 of this Annual Report on Form 10-K. The number of holders of record of the Company's Common stock was computed by a count of record holders on September 29, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     See the information with respect to selected financial data on page 7 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the information under the caption "Financial Review and Analysis" on pages 8 through 14 of this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See the information under the caption "Market Risk Disclosure" on page 12 of this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                              PAGE
                                                              ----
Management's Responsibility for Financial Reporting.........   F-1
Independent Auditors' Report................................   F-2
Consolidated Statements of Operations.......................   F-3
Consolidated Balance Sheets.................................   F-4
Consolidated Statements of Stockholders' Investment.........   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7
Quarterly Financial Information (unaudited).................  F-25

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        SUMMARY OF FINANCIAL INFORMATION
             (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                           YEAR ENDED JULY 31
                                        ---------------------------------------------------------
                                          2000         1999        1998        1997        1996
                                        ---------    --------    --------    --------    --------
Operating Results
  Sales and Service Revenues..........  $ 5,588.2    $4,827.5    $4,399.9    $4,175.5    $3,611.5
  Segment Operating Profit Before Gain
     on Sale of Businesses, Special
     Charges and Voluntary
     Settlement.......................  $   547.6    $  419.6    $  410.0    $  369.6    $  320.1
     Gain on Sale of Businesses.......       19.2        12.8          --          --          --
     Special Charges..................       (4.7)      (74.6)         --          --          --
     Voluntary Settlement.............         --       (18.5)         --          --          --
                                        ---------    --------    --------    --------    --------
  Total Segment Operating Profit......  $   562.1    $  339.3    $  410.0    $  369.6    $  320.1
                                        =========    ========    ========    ========    ========
  Earnings before Cumulative Effect of
     a Change in Accounting
     Principle........................  $   221.2    $  120.6    $  181.4    $  162.0    $  150.9
  Sales to the U.S. Government as a
     Percent of Total Sales...........         68%         65%         66%         67%         71%
Financial Position
  Working Capital.....................  $   500.1    $  294.8    $  164.3    $  163.3    $  106.7
  Total Assets........................    4,835.9     4,260.1     4,113.6     3,545.2     3,453.8
  Total Debt..........................    1,399.3     1,033.4     1,045.5       680.1       786.7
  Stockholders' Investment............    1,495.9     1,300.2     1,187.2     1,039.0       917.3
  Total Borrowed Funds to Total
     Capital..........................         48%         44%         47%         40%         46%
Common Share Data
Earnings per Share
  Basic...............................  $    4.79    $   2.63    $   3.91    $   3.48    $   3.24
  Diluted.............................       4.74        2.58        3.82        3.40        3.15
Book Value per Share..................      32.80       28.31       25.71       22.37       19.48
Common Shares Outstanding (in
  millions)...........................       45.3        45.6        45.8        46.0        46.6
Shares Used to Compute Basic Earnings
  per Share (in millions).............       45.5        45.5        46.1        46.3        46.3
Shares Used to Compute Diluted
  Earnings per Share (in millions)....       45.9        46.5        47.3        47.4        47.6
Other Selected Financial Information
  Capital Expenditures................  $   183.2    $  124.7    $  115.7    $  113.1    $   91.0
  Depreciation and Amortization
     Expense..........................      189.5       160.6       147.6       137.5       113.8
  Research and Development
     Expenditures.....................      331.5       315.6       233.8       241.8       217.0
  Backlog -- Funded and Unfunded......   10,390.6     8,807.2     7,863.5     6,979.9     6,734.1
  Number of Employees.................     40,300      34,800      34,900      31,500      33,500

Notes:

(A) Results for fiscal year 1999 included the effects of non-recurring and special charges and a voluntary settlement totaling $116.8 million pre-tax ($77.4 million after-tax) or $1.67 per share. See Item 7, Financial Review and Analysis.

(B) During the five year period ended July 31, 2000, the Company declared no cash dividends on its Common stock.

ITEM 7. FINANCIAL REVIEW AND ANALYSIS

     The Company designs, builds, and overhauls surface ships for government and commercial customers worldwide and is a provider of defense and commercial electronics technology, components, and materials for customers worldwide. In addition, the Company is a prime contractor to the U.S. government for information technology and provides specialized IT services to commercial and government customers in local/foreign jurisdictions. During the first month of fiscal year 2000, the Company completed the acquisition of Avondale Industries, Inc. ("Avondale"), which is engaged in the design, construction, conversion, repair and modernization of various types of ocean-going vessels for military and commercial markets. Avondale is reported within the Company's Ship Systems segment.

     In the fourth quarter of fiscal year 2000, the Company transferred its Data Systems division ("DSD") from the Information Systems segment to the Advanced Electronics segment. Accordingly, the segment information for fiscal years 1999 and 1998 has been restated to reflect this change.

     Segment information can be found on pages F-22 through F-23.

  Fiscal Year 2000 Compared To 1999

     The Company reported revenues of $5.59 billion for fiscal year 2000 compared with $4.83 billion for fiscal year 1999. Segment operating profit was $562.1 million for fiscal year 2000, inclusive of a $19.2 million gain on sale of businesses and $4.7 million in special charges (see Note K), compared with $339.3 million for fiscal year 1999, inclusive of a gain on sale of business of $12.8 million and non-recurring and special charges totaling $116.8 million. Current year's earnings and diluted earnings per share before the cumulative effect of a change in accounting principle were $221.2 million and $4.80, respectively, compared with $120.6 million and $2.58, respectively, for fiscal year 1999. The non-recurring and special charges reduced fiscal 1999 diluted earnings per share by $1.67. The cumulative effect of a change in accounting principle (net of tax) of $2.8 million or $.06 per share resulted from the adoption of Statement of Position 97-3, which required a change in the accounting for assessments by the workers' compensation second-injury fund administered by the Department of Labor.

  Advanced Electronics

     The Advanced Electronics segment reported revenues and operating profit of $1.59 billion and $73.3 million ($72.2 million before special charges) for fiscal year 2000 compared with $1.72 billion and $90.9 million ($118.8 million before non-recurring and special charges), respectively, for fiscal year 1999. The decrease in revenues reflects a decline in sales of legacy airborne electronics products and systems and reduced revenue at DSD, partially offset by contributions from Denro Inc. ("Denro"), which was acquired in the third quarter of fiscal year 1999. Operating profit and margins for the current year were impacted by cost growth provisions on two integrated systems development programs for the modernization of ships and helicopters, the CG 47 Ships Automated Electronics and SH-2G(A) Helicopter Integrated Avionics programs, totaling $52.5 million. The higher costs resulted from the initial design of complex developmental software, increased customer requirements, testing and installation efforts and later than expected customer furnished data and equipment. These costs were partially offset by improved performance and reduced risks elsewhere in the group.

     Backlog for the Advanced Electronics segment amounted to $1.39 billion at July 31, 2000, compared with $1.40 billion at July 31, 1999.

  Information Systems

     The Information Systems segment reported revenues of $1.36 billion and operating profit of $97.1 million ($83.8 million before gain on sale of businesses and special charges) for fiscal year 2000 compared with revenues of $1.45 billion and operating loss of $18.2 million (profit of $34.3 million before special charges and gain on sale of business) for fiscal year 1999. The decrease in revenues reflected the sale of three non-core businesses during fiscal year 2000 as well as the completion of two large systems integration programs in the fourth quarter of fiscal year 1999 and lower activity in the civil systems and services sector at the PRC Inc. subsidiary ("PRC") in 2000. Operating profit for fiscal year 1999 included an accrual of $23.7 million for estimated losses to complete contracts related to a business being exited (see below for further discussion). In fiscal year 2000, this business was sold, resulting in the reversal of $12.9 million of such estimated losses no longer necessary.

     Firm backlog for the Information Systems segment at July 31, 2000 was $777.5 million compared with $883.9 million at July 31, 1999. In addition, this segment had unfunded backlog with potential contract values totaling $2.1 billion at July 31, 2000 compared with $2.2 billion at July 31, 1999.

  Ship Systems

     The Ships Systems segment, which included the effects of the Avondale acquisition in August 1999, reported revenues and operating profit of $1.98 billion and $279.1 million, respectively, for fiscal year 2000 compared with $1.09 billion and $160.5 million, respectively, for fiscal year 1999.

     During fiscal year 2000, the Company strengthened its position as a world-class shipbuilder with the acquisition of Avondale. Major contracts currently under construction at Avondale include the LPD 17 Class amphibious assault ships and Sealift support ships for the U.S. Navy and Alaskan crude double-hulled tankers for a commercial customer. These three programs accounted for approximately 88% of Avondale's revenues for fiscal year 2000. Under the LPD program, Avondale serves as the prime contractor and is constructing the first two ships while a third is being built by a team member under a cost-reimbursable contract. During fiscal year 2000, the U.S. Navy exercised an option for a fourth LPD to be built by Avondale under a cost-reimbursable contract. Under the Sealift program, Avondale is under contract to build seven transport vessels for the U.S. Navy of which three have been delivered. Avondale is also building three Alaskan crude double-hulled tankers for a commercial customer with options for two more tankers. In the fourth quarter of fiscal 2000, the Company recorded charges of $40 million due to cost growth on the double-hulled tanker lead ship program and reduced margins on the Sealift program. The Company revised its cost estimates to complete these ships following an extensive assessment of the physical progress and the impact of modifications and requirements remaining to complete these ships.

     The Company's Ingalls Shipbuilding, Inc. subsidiary ("Ingalls") reported increased revenues reflecting a higher level of construction activities on long-term contracts, including construction under a contract to build two passenger cruise ships for a commercial customer, along with six Aegis destroyers and a seventh LHD class assault ship for the U.S. Navy. In July 2000, Ingalls received a contract from the U.S. Navy to develop the contract design and the detailed engineering design for an eighth LHD class amphibious assault ship, which is expected to eventually lead to a ship construction contract. To date, Congress has appropriated approximately $880 million in design and material procurement funding for LHD 8. These developments resulted in a favorable adjustment to the cost estimates for existing long-term contracts which, along with improved earnings rates on maturing programs, resulted in higher fourth quarter operating margins and more than offset the charges recorded at Avondale.

     Backlog for the Ship Systems segment increased to $5.8 billion at July 31, 2000 from the $4.1 billion at July 31, 1999. The primary reason for the increase was due to the acquisition of Avondale and, as previously discussed, the exercise of options by the U.S. Navy to build two additional LPD amphibious assault ships, as well as two additional Aegis destroyers.

  Electronic Components and Materials

     The Electronic Components and Materials segment reported revenues and operating profit of $701.4 million and $112.5 million for the current fiscal year compared with $619.1 million and $109.2 million for the prior fiscal year. Continued demand from the wireless telecommunications and microelectronic device markets, particularly for backplanes, rack assembly and brushless motors, contributed to the improved results for this segment. To address demand from telecommunications customers, the Company is continuing capital investments focusing on new product development, capacity expansion and creation of dedicated capacity for specific customers. During fiscal year 2000, the Company acquired TEC Electrical Components Group, Ltd.

("TEC"), a United Kingdom based manufacturer and supplier of electrical connectors to the military, aerospace and commercial industries. Acquisitions in fiscal year 1999 included Tarutin Company, Ltd. ("Tarutin"), a Japanese manufacturer of paste solder and soldering products for the consumer electronics and automobile industries, and Retconn Incorporated ("Retconn"), which designs and manufactures coaxial connectors, contacts, and cable harnesses for the wireless communications and computer markets.

  Pension Income

     Overall operating results for fiscal year 2000 included $85.8 million in pre-tax periodic non-cash pension income under the Company's defined benefits plans compared with $62.0 million for fiscal year 1999. Inclusive of the costs of the Company's other pension and retirement savings plans, the net impact to pre-tax operating profit was $21.1 million income for fiscal year 2000 and $6.8 million for fiscal year 1999.

  Fiscal Year 2001 Outlook

     The Company's current operating plans call for moderate sales growth in fiscal year 2001 while operating profit is expected to be substantially comparable to fiscal year 2000. Operating profit will be impacted by changes in the product mix in the Ship Systems segment resulting from a larger amount of lower margin lead ship design and construction on the tankers and cruise ships and lower amount of profits from a reduced number of mature programs completing in 2001. Pre-tax pension income is expected to increase to between $100 million and $105 million in fiscal 2001. The Company expects modest increases in defense procurement spending as well as growth in government spending on information technology services and increased demand for shipbuilding. Demand for telecommunications electronic components and materials continues to be strong. The Company continues to review all strategic options available, such as consolidations and dispositions, including options for the businesses with the Advanced Electronics segment.

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

  Advanced Electronics

     The Advanced Electronics segment reported revenues and operating profit of $1.72 billion and $90.9 million ($118.8 million before non-recurring and special charges) for fiscal year 1999 compared with $1.82 billion and $134.7 million, respectively, for fiscal year 1998. The decline in revenues reflected the leveling off in the demand for this segment's inertial navigation systems and products. During the third quarter of fiscal year 1999, the Company completed the acquisition of Denro, a manufacturer of voice and data electronic switching equipment and data recorders used in air traffic control with annual revenues of approximately $35 million.

     Backlog for the Advanced Electronics segment at July 31, 1999 was $1.40 billion compared with $1.55 billion at July 31, 1998.

  Information Systems

     The Information Systems segment reported revenues and operating loss of $1.45 billion and $18.2 million (profit of $34.3 million before special charges and gain on sale of business) for fiscal year 1999 compared with revenues of $1.0 billion and operating profit of $46.4 million for fiscal year 1998. The acquisition of TASC, Inc. ("TASC") in April 1998 and higher volume on the systems integration programs and technology outsourcing contracts with the U.S. Government at PRC resulted in higher revenues for fiscal year 1999. Operating profit and margins at PRC and TASC increased primarily due to improved performance on selected systems integration and systems engineering programs and the significant growth in revenues in these two businesses.

     Firm backlog at July 31, 1999 for this segment increased to $883.9 million from $786.5 million at July 31, 1998. In addition, TASC and PRC had unfunded backlog with potential contract values of up to $2.2 billion at July 31, 1999 compared with $1.8 billion at July 31, 1998.

  Ship Systems

     The Ship Systems segment reported revenues and operating profit of $1.09 billion and $160.5 million for fiscal year 1999 compared with $1.03 billion and $134.4 million for fiscal year 1998. The increase in revenues reflected a higher level of construction activities on long-term contracts, including three Aegis destroyers and a LHD class amphibious assault ship, partially offset by the completion and delivery of an Aegis destroyer in the second quarter of the current fiscal year and an Aegis destroyer and a LHD class amphibious assault ship during the second half of fiscal year 1998. Operating margins benefited from increased earnings rates on programs maturing in the production process. Backlog for this segment increased to $4.09 billion at July 31, 1999 compared with $3.47 billion at July 31, 1998. Contributing to the increase in backlog for fiscal year 1999 was a contract signed with American Classic Voyages Co. to build two passenger cruise ships, with an option for a third, and the exercise of an option by the U.S. Navy to build two additional destroyers.

  Electronic Components and Materials

     The Electronic Components and Materials segment reported revenues and operating profit of $619.1 million and $109.2 million for fiscal year 1999 compared with $595.8 million and $98.6 million for the prior year. Operating margins of 17.6% in fiscal year 1999 remained strong for the segment compared to 16.6% in fiscal year 1998. The margin increase was primarily due to cost reductions and increased capacity utilization at various electronic component manufacturing sites. During the third quarter of fiscal year 1999, the Company completed the acquisitions of Tarutin and Retconn.

  Non-Recurring and Special Charges

     Within the Advanced Electronics segment, operating profit for fiscal year 1999 was impacted by a fourth quarter payment of $18.5 million for a voluntary settlement with the United States Attorney's office to settle allegations related to the use of foreign sales consultants. Fiscal year 1999 margins were also impacted by the Company recording special charges in July 1999 totaling $9.4 million in connection with a plan to consolidate manufacturing facilities at its Data Systems ("DSD") and Applied Technology ("ATD", now part of Litton Advanced Systems, Inc.) divisions to improve operating efficiencies and eliminate excess capacity. In connection with the facilities consolidation at DSD, the Company recorded special charges of $5.3 million in 1999, which included $3.9 million for severance and termination benefits for 270 employees (primarily engineering and administrative personnel) and $1.4 million for vacating facilities and other costs. During fiscal year 2000, the Company expended approximately $3.4 million in cash, primarily in connection with the termination of 270 employees. At ATD, the Company recorded $4.1 million in special charges in 1999, including $2.3 million for severance and related benefits for the termination of approximately 170 employees (primarily manufacturing) and $1.8 million for the write-off of software with no future use and to vacate a facility. In fiscal year 2000, 141 employees were terminated, resulting in cash termination benefits of approximately $1.0 million. At July 31, 2000, the facilities consolidation process at DSD as announced in July 1999 has been completed and the effort at ATD is expected to be finished in the first quarter of fiscal year 2001.

     Within the Information Systems segment, operating profit for fiscal year 1999 was impacted by the Company's decision to exit the mainframe outsourcing and professional services business at its Litton Enterprise Solutions, Inc. ("LES") subsidiary which resulted in the Company recording special charges in the fourth quarter of 1999 totaling $65.2 million and $23.7 million in estimated operating losses to complete existing contracts. LES, with fiscal year 1999 sales of $60 million, experienced increased competition from larger and more established competitors, which led to the plan to exit these businesses. The special charges included $41.3 million in software and hardware lease termination costs, $4.0 million for employee severance and termination benefits for approximately 360 employees, $15.0 million for the write off of the residual carrying value of goodwill related to the businesses being exited, $1.9 million for the write-off of software and building improvements and $3.0 million for other exit costs. In the second quarter of fiscal 2000, the Company sold LES for proceeds of $17.3 million. This sale was not part of the Company's July 1999 decision to exit the mainframe outsourcing and professional services business. This transaction resulted in a pre-tax gain of $7.6 million and a special charge of $5.8 million, primarily for obligations for noncancelable software and hardware leases no longer usable by operations, partly offset by the reversal of termination benefits relating to employees who have continued employment with the buyer. As a result of the sale, fiscal 2000 Information Systems operating profits benefited by $12.9 million due to a change in the estimated losses to complete existing contracts. Cash expenditures totaled $9.3 million during fiscal year 2000 resulting from termination benefits for 103 employees, lease payments and costs incurred to migrate customers to alternate vendors and systems.

     Also during fiscal year 2000, the Company completed the sale of its weather information and agricultural imaging businesses for proceeds of $127.6 million and a pre-tax gain of $11.6 million. Operating profit for fiscal year 1999 included a $12.8 million gain on sale of the Company's archive software products business which gain was offset by investment and development costs incurred for new products and programs.

  Liquidity and Capital Resources

     The primary sources of cash flow in fiscal year 2000 included cash generated from operations, proceeds from sale of businesses (see Note B) and borrowings. Cash flow from operations, which encompasses working capital requirements, were substantially comparable to the prior year's level, while proceeds from sale of businesses, totaling $147 million, were significantly higher. Cash from these activities provided the funds to finance significantly higher capital expenditures primarily for infrastructure improvements within the Ship Systems segment and to reduce short-term debt by approximately $68 million from fiscal year-end 1999. The Company also repurchased 420,539 shares of Common stock during fiscal year 2000, leaving 1.0 million shares available for repurchase under the Company's buyback program at July 31, 2000. Debt to total capital ratio was 48% at the end of fiscal year 2000 compared with 44% at fiscal year-end 1999. In connection with financing the previously discussed acquisition of Avondale for approximately $590 million, the Company issued $400 million of 8.0% senior notes due 2009 while short-term borrowings provided the funds for the remainder of the purchase price. Management believes that cash flow from operations will be sufficient to meet future anticipated operating needs and to fund the capital spending programs. At July 31, 2000, the Company had unused credit commitments of $400 million under a revolving credit agreement with various banks available for its general use and a short-term credit agreement totaling $400 million, which serves as a back-up facility for its commercial paper program.

     Net interest expense was higher in the current year primarily as a result of the 8.0% senior notes due 2009 and commercial paper issued in connection with the August 1999 acquisition of Avondale.

  Environmental Matters

     As previously reported, the Company has been named as a potentially responsible party in respect to various sites to which certain of its operations may have contributed wastes. Also, the Company has incurred costs, which have not had a material impact on the Company's consolidated financial statements in any one year, for cleaning up a number of sites now or formerly owned or leased by the Company. At this time, the Company believes that its potential liability for additional expenditures associated with such owned or leased sites and other sites to which it may have contributed wastes over the amounts currently accrued would not result in a material adverse effect on its consolidated financial statements.

  Market Risk Disclosure

     The Company has exposures to interest rate risk primarily from its short-term and long-term borrowings and to exchange rate risk with respect to its foreign operations and from foreign currency transactions. In general, the Company's long-term borrowings are fixed rate debt and the short-term borrowings are variable rate debt. See Note C for components of the Company's short-term and long-term obligations. The carrying values of the long-term fixed rate borrowings were $1.23 billion and $782.4 million at July 31, 2000 and 1999, respectively, compared with estimated fair values of $1.19 billion and $742.6 million, respectively. If the interest rates were 10% lower, the projected fair value at July 31, 2000 would have been $1.25 billion and $804.6 million at July 31, 1999. Based on short-term borrowings outstanding at July 31, 2000 and the weighted-average interest rates related to such borrowings as of July 31, 2000, a hypothetical 10% increase to the interest rates would not have a significant impact on the Company's consolidated financial statements. The Company from time to time enters into foreign currency exchange contracts to hedge certain foreign currency transactions and commitments and to reduce its exposure resulting from investments in certain foreign operations. Such contracts had notional amounts of $49.0 million and $29.3 million at July 31, 2000 and 1999, respectively. A hypothetical 10% change in the relevant currency rates at July 31, 2000 would not have a material impact on the Company's consolidated financial statements.

  New Accounting Standards

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

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was effective for the Company starting its fiscal year 2001 and requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company enters into forward contracts primarily to hedge certain sales and purchase commitments denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. These forward contracts have been designated as fair value hedges and are considered to be highly effective as the terms of the forward contracts are generally the same as the sales and purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in net income with an offsetting adjustment to net income for changes in the fair value of the hedged item. The forward contracts generally have maturity dates of up to two years. The adoption of SFAS 133 did not result in a material effect to the post fiscal year 2000 financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", with an effective date no later than the fourth quarter of the Company's fiscal year 2001. The Company believes that its revenue recognition practices are already consistent with the requirements of SAB 101.

  Safe Harbor Cautionary Statement

     Any statements in this Form 10-K regarding Litton's outlook for its businesses and their respective markets, such as projections of future performance, statements of management's plans and objectives, forecasts of market trends and other matters, are forward-looking statements. These forward-looking statements are identified by terms such as "intends," "estimates," "expects," "projects," "anticipates," "goal," "plan," "should," "believes," "targets," "scheduled," and similar expressions. Litton claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect management's current assumptions and estimates of future performance and economic conditions, and are subject to risks and uncertainties that could cause the actual results to differ materially. No assurance can be given that the results in any forward-looking statement will be achieved and there are many factors that may affect actual results.

     Litton does a significant portion of its business with the U.S. government. It also conducts business in international markets which are subject to U.S. export policies or which may be affected by U.S. foreign policies. Changes of policy or enforcement practices, as well as the economic impact of U.S. policy and the availability of funding for such policies, may alter or materially affect the forward-looking statements regarding Litton's future results. Other specific factors that might cause such a difference in results include, but are not limited to: successful execution of internal performance plans; performance issues with key suppliers and subcontractors; the status or outcome of legal proceedings and/or labor negotiations; changing priorities, reductions, and/or restraints in U.S. government budgets, particularly the amount of government funding for defense procurement; the effects of consolidation in the U.S. defense industry; actual orders issued by the U.S. government against indefinite delivery/indefinite quantity contracts; the ability to successfully convert defense products and technology to commercially viable products; adverse changes in U.S. government statutes, policies, contracts and profit recognition; termination of government contracts due to unilateral government action; customer changes in short-range and long-range plans; the availability of U.S., state and local government funding for information services; and the timing and occurrence or non-occurrence of circumstances beyond Litton's control.

     Litton also conducts business with commercial customers within and outside the United States. Factors which may alter or materially affect the forward-looking statements regarding Litton's future results include the market demand for commercial ships built in the United States and Litton's ability to address successfully that market demand; the demand for electronic components and materials fueled by the growth of the telecommunications industry and the sustained growth of that industry; the ability of Litton to innovate and maintain a technological advantage in the rapidly changing telecommunications industry; and the ability to fund capital improvements and research and development to address such changes.

     Litton's actual results may differ materially from the forward-looking statements contained in this Form 10-K if it is unable to realize synergies from its recent acquisitions. Its actual results could materially differ based upon its selection and successful execution of strategic options for the Company.

     Litton will not update its forward-looking statements during any fiscal period and it will not report on its progress or comment on its earnings target to analysts or investors until it has reported its actual results for such fiscal period. Litton does not undertake any obligation to publicly release any revisions to forward-looking statements to reflect events, circumstances, changes in expectations or the occurrence of unanticipated events after the date of this Form 10-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on directors of the Company will be included under the caption "Election of Directors" of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on December 8, 2000, which is hereby incorporated by reference.

     The executive officers of the Company are elected each year by the Board of Directors at its first meeting following the Annual Meeting of Stockholders to serve during the ensuing year and until their respective successors are elected and qualify. There are no family relationships between any of the executive officers of the Company. The following information indicates the position and age of the executive officers at October 6, 2000 and their business experience during the prior five years:

             NAME               AGE    POSITIONS AND OFFICES PRESENTLY HELD AND BUSINESS EXPERIENCE
             ----               ---    ------------------------------------------------------------
Michael R. Brown..............  59     Chairman of the Board since March, 1999, Chief Executive
                                       Officer since March, 1998 and a director since September,
                                       1995; prior thereto: President (1995 - 2000), Chief
                                       Operating Officer (1995 - 1998), Executive Vice President
                                       (1995), Group Executive of the Information Systems Group
                                       (1995 - 1997), Senior Vice President (1992 - 1995).

Frank G. Brandenberg..........  54     Senior Vice President and Group Executive of the Electronic
                                       Components and Materials Group since December, 1999; prior thereto: Chief Executive Officer of EA Industries, Inc.
                                       (1997 - 1999), President of the Client/Server Systems
                                       Business Unit and Deputy President of the Computer Systems
                                       Group (1990 - 1997) of UNISYS Corporation.

James H. Frey.................  62     Senior Vice President and Group Executive of the Information
                                       Systems Group since September, 2000; prior thereto: Vice
                                       President (1997 - 2000); President of TASC, Inc.
                                       (1999 - 2000), a subsidiary of the Company; Vice President of Strategic Business Development (1996 - 1999); President
                                       of the Company's Itek Optical Systems division
                                       (1988 - 1996).

Harry Halamandaris............  62     Senior Vice President and Group Executive of the Advanced
                                       Electronics Systems Group since August, 2000; prior thereto:
                                       Executive Vice President and Chief Operating Officer of
                                       Electronics and Information Systems (1999), Executive Vice
                                       President and Chief Operating Officer (1999), Senior Vice
                                       President (1996 - 1999), Group Executive of the Electronic
                                       Warfare Systems Group (1995 - 1999), Vice President for
                                       Strategic Planning (1995), Vice President and Group
                                       Executive of Kaiser Aerospace & Electronics, Inc.
                                       (1994 - 1995), Director of Corporate Technology, Teledyne,
                                       Inc. (1989 - 1994).

Thomas E. Hill................  50     Senior Vice President of Human Resources since September,
                                       2000; prior thereto: Vice President of Human Resources
                                       (1999 - 2000); Senior Vice President of Human Resources of
                                       Dade Behring, Inc. (1995 - 1999).

Timothy G. Paulson............  53     Vice President and Treasurer since June, 1994; prior
                                       thereto: Vice President of Finance and Administration of the
                                       Company's Amecom Division (1991 - 1994).

John E. Preston...............  59     Senior Vice President and General Counsel since March, 1994;
                                       prior thereto: Vice President and Associate General Counsel
                                       (1990 - 1994).

             NAME               AGE    POSITIONS AND OFFICES PRESENTLY HELD AND BUSINESS EXPERIENCE
             ----               ---    ------------------------------------------------------------
Gerald J. St. Pe'.............  60     Executive Vice President and Chief Operating Officer of
                                       Litton Ship Systems since June, 1999; prior thereto: Senior
                                       Vice President (1986 - 1999), President of Ingalls
                                       Shipbuilding, Inc. (1987 - 1999).

D. Michael Steuert............  52     Senior Vice President and Chief Financial Officer since
                                       February 1999; prior thereto: Chief Financial Officer of
                                       GenCorp Inc. (1990 - 1999).

Dr. Ronald D. Sugar...........  52     President and Chief Operating Officer since June 2000; prior thereto: President and Chief Operating Officer of TRW
                                       Aerospace & Information Systems and Member of the Chief
                                       Executive Office of TRW, Inc. (1998 to June 2000), Executive
                                       Vice President and General Manager of the TRW Automotive
                                       Electronics Group (1996 - 1998), Executive Vice President
                                       and Chief Financial Officer of TRW (1994 - 1996).

Carol A. Wiesner..............  61     Vice President and Controller since June, 1994; prior
                                       thereto: Vice President and Treasurer (1988 - 1994).

ITEM 11. EXECUTIVE COMPENSATION

     Information on executive compensation will be included under the caption "Compensation of Executive Officers" of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on December 8, 2000, which is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information on beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company will be included under the captions "Security Ownership of Directors and Executive Officers" and "Security Ownership of Certain Beneficial Owners" of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on December 8, 2000, which is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information on certain relationships and related transactions including information with respect to management indebtedness will be included under the caption "Indebtedness of Management to the Company" of the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on December 8, 2000, which is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements
        See Item 8 of Part II hereof
(a)(2)  Financial Statement Schedules
        The schedules specified under Regulation S-X are either not applicable or immaterial to the Company's consolidated
        financial statements for each of the three years in the
        period ended July 31, 2000.
(a)(3)  Executive Compensation Plans and Arrangements...............   18
(b)     Reports on Form 8-K
        (1) In a report filed on Form 8-K dated June 22, 2000, the
        Company reported the election of Ronald D. Sugar as
        President and Chief Operating Officer of Litton
        Industries, Inc.
(c)     Index to Exhibits...........................................  E-1

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

                                                                           REPORT WITH
                                                              EXHIBIT     WHICH EXHIBIT
                        DESCRIPTION                             NO.         WAS FILED
                        -----------                           --------    --------------
Directors' annual retainer and attendance fees..............  10.1 (a)    2000 Form 10-K
Director retirement age and postretirement payments to
  directors.................................................  10.6        October, 1998
                                                                          Form 10-Q
Litton Supplemental Retirement Plan.........................  10.3        1983 Form 10-K
     -- Amendment to the Litton Supplemental Retirement
       Plan.................................................  10.1        April, 1993
                                                                          Form 10-Q
Form of the agreement under the Litton Industries, Inc.
  Executive Survivor Benefit Plan...........................  10.4 (a)    1984 Form 10-K
     -- Amendment to the Executive Survivor Benefit Plan,
        adopted June 13, 1986...............................  10.4 (a)    1986 Form 10-K
Incentive loans.............................................  10.8 (a)    1991 Form 10-K
     -- Amendment to Incentive loan program.................  10.5 (b)    1996 Form 10-K
Supplemental Medical Insurance Plan.........................  10.10       1990 Form 10-K
Orion L. Hoch Supplemental Retirement Agreement and
  Supplemental Medical Insurance Plan.......................  10.13(b)    1983 Form 10-K
     -- First Amendment.....................................  10.13(c)    1984 Form 10-K
     -- Second Amendment....................................  10.4        April, 1994
                                                                          Form 10-Q
     -- Approval for participation in the Supplemental
     Medical
        Insurance Plan......................................  10.2        April, 1994
                                                                          Form 10-Q
Lifetime participation of Fred W. O'Green and
  Mildred G. O'Green in the Supplemental
  Medical Insurance Plan....................................  10.13(e)    1988 Form 10-K
Litton Industries Inc. 1984 Long-Term Stock Incentive Plan,
  as amended and restated...................................  10.1        October, 1996
                                                                          Form 10-Q
     -- Amendment dated September 18, 1997..................  10.10(f)    1997 Form 10-K
Litton Industries, Inc. Performance Award Plan..............  10.2        October, 1996
                                                                          Form 10-Q
Litton Industries, Inc. Restoration Plan....................  10.16       1989 Form 10-K
     -- Amendment dated September 24, 1998..................  10.1        October, 1998
                                                                          Form 10-Q
Litton Industries, Inc. Director Stock Option Plan..........  10.18(a)    1989 Form 10-K
     -- Amendment dated March 12, 1992......................  10.18(b)    1992 Form 10-K
     -- Adjustment for the distribution of Western Atlas
       Inc..................................................  10.18(c)    1993 Form 10-K
     -- Board of Directors Resolution adopted October 27,
       1994.................................................  10.13(d)    1995 Form 10-K
     -- Board of Directors Resolution adopted September 18,
       1997.................................................  10.13(e)    1997 Form 10-K
The Company's "Group Bonus Plan"............................  10          October, 1997
                                                                          Form 10-Q
Litton Industries, Inc. Supplemental Executive Retirement
  Plan......................................................  10.22       1995 Form 10-K
     -- Amendment No. 1.....................................  10.22(b)    1997 Form 10-K
     -- Amendment No. 2.....................................  10.22(c)    1997 Form 10-K
Litton Industries, Inc. Deferred Compensation Plan for
  Directors.................................................  10.26       April, 1993
                                                                          Form 10-Q

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                                           REPORT WITH
                                                              EXHIBIT     WHICH EXHIBIT
                        DESCRIPTION                             NO.         WAS FILED
                        -----------                           --------    --------------
Form of Change of Control Employment Agreement..............  10.27       1993 Form 10-K
     -- Board of Directors Resolution adopted September 24,
       1998.................................................  10.5        October, 1998
                                                                          Form 10-Q
Litton Industries, Inc. Non-Employee Director Stock Plan....  10.3        October, 1998
                                                                          Form 10-Q
Litton Industries, Inc. Non-Employee Director Deferred
  Compensation Plan.........................................  10.4        October, 1998
                                                                          Form 10-Q
Form of Litton Industries, Inc. Performance-Based Restricted
  Stock Agreement...........................................  10.1        October, 1999
                                                                          Form 10-Q
Restricted Stock Agreement of D. Michael Steuert, dated
  February 15, 1999.........................................  10.24       2000 Form 10-K
Restricted Stock Agreement of D. Michael Steuert, dated
  February 15, 1999.........................................  10.25       2000 Form 10-K
Letter Agreement of Ronald D. Sugar, dated June 21, 2000....  10.1        June 22, 2000
                                                                          Form 8-K
Litton Industries, Inc. Supplemental Executive Retirement
  Plan, as amended and restated as of August 1, 2000........  10.27       2000 Form 10-K

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

October 11, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ ALTON J. BRANN                                         /s/ MICHAEL R. BROWN
-----------------------------------------------------      -----------------------------------------------------
Alton J. Brann, October 11, 2000                           Michael R. Brown, October 11, 2000
Director                                                   Director,
                                                           Chairman of the Board and
                                                           Chief Executive Officer

/s/ JOSEPH T. CASEY                                        /s/ CAROL B. HALLETT
-----------------------------------------------------      -----------------------------------------------------
Joseph T. Casey, October 11, 2000                          Carol B. Hallett, October 11, 2000
Director                                                   Director

/s/ O. L. HOCH                                             /s/ DAVID E. JEREMIAH
-----------------------------------------------------      -----------------------------------------------------
Orion L. Hoch, October 11, 2000                            David E. Jeremiah, October 11, 2000
Director                                                   Director

/s/ JOHN M. LEONIS                                         /s/ WILLIAM P. SOMMERS
-----------------------------------------------------      -----------------------------------------------------
John M. Leonis, October 11, 2000                           William P. Sommers, October 11, 2000
Director                                                   Director

/s/ RONALD D. SUGAR                                        /s/ C. B. THORNTON, JR.
-----------------------------------------------------      -----------------------------------------------------
Ronald D. Sugar, October 11, 2000                          C. B. Thornton, Jr., October 11, 2000
Director,                                                  Director
President and Chief Operating Officer

                                                           /s/ D. M. STEUERT
-----------------------------------------------------      -----------------------------------------------------
James R. Wilson, October 11, 2000                          D. Michael Steuert, October 11, 2000
Director                                                   Senior Vice President and
                                                           Chief Financial Officer

/s/ CAROL A. WIESNER
-----------------------------------------------------
Carol A. Wiesner, October 11, 2000
Vice President and Controller
(Chief Accounting Officer)

                            LITTON INDUSTRIES, INC.

              MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

     The consolidated financial statements of Litton Industries, Inc. and subsidiary companies, and related financial information included in this Annual Report, have been prepared by the Company, whose management is responsible for their integrity. These statements, which necessarily reflect estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America.

     The Company maintains a system of internal controls to provide reasonable assurance that assets are safeguarded and transactions are properly executed and recorded. As part of this system, the Company has an internal audit staff to monitor the compliance with and the effectiveness of established procedures.

     Deloitte & Touche LLP, an independent auditing firm, is engaged to audit the consolidated financial statements of the Company and issue a report thereon. They have informed management and the Audit and Compliance Committee of the Board of Directors that their audits were conducted in accordance with auditing standards generally accepted in the United States of America that require a review and evaluation of internal controls to determine the nature, timing, and extent of audit testing. The Independent Auditors' Report is on page F-2 of this report.

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

/s/ MICHAEL R. BROWN
--------------------------------------
Michael R. Brown
Chairman and Chief Executive Officer

/s/ D. MICHAEL STEUERT
--------------------------------------
D. Michael Steuert
Senior Vice President and Chief
Financial Officer

/s/ CAROL A. WIESNER
--------------------------------------
Carol A. Wiesner
Vice President and Controller

October 10, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Litton Industries, Inc.
Woodland Hills, California

     We have audited the accompanying consolidated balance sheets of Litton Industries, Inc. and subsidiary companies (the "Company") as of July 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' investment, and cash flows for each of the three years in the period ended July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Litton Industries, Inc. and subsidiary companies as of July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note A of the Notes to the Consolidated Financial Statements, effective August 1, 1999, the Company changed its method of accounting for certain insurance-related assessments.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 10, 2000

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED JULY 31
                                                         --------------------------------------
                                                            2000          1999          1998
                                                         ----------    ----------    ----------
Sales and Service Revenues
  Product Sales........................................  $4,078,838    $3,174,370    $3,159,142
  Service Revenues.....................................   1,509,398     1,653,147     1,240,746
                                                         ----------    ----------    ----------
          Total........................................   5,588,236     4,827,517     4,399,888
                                                         ----------    ----------    ----------
Costs and Expenses
  Cost of product sales................................   3,161,744     2,356,179     2,391,990
  Cost of service revenues.............................   1,260,037     1,418,278       998,485
  Selling, general and administrative..................     497,741       531,811       507,531
  Depreciation and amortization........................     189,469       160,622       147,556
  Gain on sale of businesses...........................     (19,185)      (12,774)           --
  Special charges......................................       4,711        74,644            --
  Voluntary settlement.................................          --        18,500            --
  Interest -- net......................................     108,079        66,951        52,043
                                                         ----------    ----------    ----------
          Total........................................   5,202,596     4,614,211     4,097,605
                                                         ----------    ----------    ----------
Earnings before Taxes on Income and Cumulative Effect
  of a Change in Accounting Principle..................     385,640       213,306       302,283
Taxes on Income........................................    (164,464)      (92,722)     (120,913)
                                                         ----------    ----------    ----------
Earnings before Cumulative Effect of a Change in
  Accounting Principle.................................     221,176       120,584       181,370
Cumulative Effect of a Change in Accounting Principle,
  Net of Tax...........................................      (2,777)           --            --
                                                         ----------    ----------    ----------
Net Earnings...........................................  $  218,399    $  120,584    $  181,370
                                                         ==========    ==========    ==========
Earnings per Share
  Basic:
     Earnings before Cumulative Effect of a Change in
       Accounting Principle............................  $     4.85    $     2.63    $     3.91
     Cumulative Effect of a Change in Accounting
       Principle.......................................       (0.06)           --            --
                                                         ----------    ----------    ----------
     Net Earnings......................................  $     4.79    $     2.63    $     3.91
                                                         ==========    ==========    ==========
  Diluted:
     Earnings before Cumulative Effect of a Change in
       Accounting Principle............................  $     4.80    $     2.58    $     3.82
     Cumulative Effect of a Change in Accounting
       Principle.......................................       (0.06)           --            --
                                                         ----------    ----------    ----------
     Net Earnings......................................  $     4.74    $     2.58    $     3.82
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                      JULY 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                        ASSETS
Current Assets
  Cash and cash equivalents.................................  $   32,097    $   41,990
  Accounts receivable less allowance for doubtful accounts
     of $28,356(2000) and $30,293(1999).....................     820,535       859,074
  Inventories less progress payments........................     756,544       637,635
  Deferred tax assets.......................................     388,525       436,512
  Prepaid expenses..........................................      33,853        28,900
                                                              ----------    ----------
          Total Current Assets..............................   2,031,554     2,004,111
                                                              ----------    ----------
Property, Plant and Equipment, Net..........................     851,273       625,282
                                                              ----------    ----------
Goodwill and Other Intangibles, Net of Amortization of
  $247,944(2000) and $193,201(1999).........................   1,267,516     1,062,499
                                                              ----------    ----------
Other Assets and Long-term Investments......................     685,538       568,216
                                                              ----------    ----------
          Total Assets......................................  $4,835,881    $4,260,108
                                                              ==========    ==========

                       LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  363,338    $  317,651
  Accrued expenses..........................................     520,560       555,626
  Payrolls and related expenses.............................     225,825       205,427
  Taxes on income...........................................      56,019        64,207
  Short-term debt...........................................     106,236       174,048
  Contract liabilities and customer deposits................     259,465       392,320
                                                              ----------    ----------
          Total Current Liabilities.........................   1,531,443     1,709,279
                                                              ----------    ----------
Long-term Obligations.......................................   1,293,062       859,315
                                                              ----------    ----------
Pension and Other Postretirement Benefit Obligations........     299,983       256,990
                                                              ----------    ----------
Deferred Tax and Other Long-term Liabilities................     215,543       134,278
                                                              ----------    ----------
Stockholders' Investment
  Capital stock
     Voting preferred stock -- Series B (liquidation
      preference $8,213)....................................       2,053         2,053
     Common stock (shares outstanding: 45,289,952 (2000) and
      45,559,603(1999)).....................................      45,290        45,560
  Additional paid-in capital................................     345,391       345,005
  Retained earnings.........................................   1,160,176       955,538
  Accumulated other comprehensive loss --
     Cumulative currency translation adjustment.............     (52,673)      (47,910)
     Minimum pension liability adjustment, net of tax of
      $3,048................................................      (4,387)           --
                                                              ----------    ----------
          Total Stockholders' Investment....................   1,495,850     1,300,246
                                                              ----------    ----------
          Total Liabilities and Stockholders' Investment....  $4,835,881    $4,260,108
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                             (THOUSANDS OF DOLLARS)

                                                              CAPITAL STOCK
                                                           --------------------
                                                           PREFERRED                                         ACCUMULATED
                                              TOTAL        SERIES B     COMMON    ADDITIONAL                    OTHER
                                          STOCKHOLDERS'       PAR        PAR       PAID-IN      RETAINED    COMPREHENSIVE
                                            INVESTMENT     VALUE $5    VALUE $1    CAPITAL      EARNINGS        LOSS
                                          --------------   ---------   --------   ----------   ----------   -------------
BALANCE AT JULY 31, 1997................    $1,039,019      $2,053     $45,996     $301,839    $  730,019     $(40,888)
  Comprehensive Income
     Net earnings.......................       181,370          --          --           --       181,370           --
     Other comprehensive
       loss -- currency translation
       adjustment.......................        (5,696)         --          --           --            --       (5,696)
                                            ----------
  Total Comprehensive Income............       175,674
  Cash dividends on Preferred --
     Series B ($2.00 per share).........          (821)         --          --           --          (821)          --
  Purchase of Common stock..............       (47,448)         --        (822)      (5,524)      (41,102)          --
  Exercise of stock options.............        20,815          --         609       20,313          (107)          --
                                            ----------      ------     -------     --------    ----------     --------

BALANCE AT JULY 31, 1998................     1,187,239       2,053      45,783      316,628       869,359      (46,584)
  Comprehensive Income
     Net earnings.......................       120,584          --          --           --       120,584           --
     Other comprehensive
       loss -- currency translation
       adjustment.......................        (1,326)         --          --           --            --       (1,326)
                                            ----------
  Total Comprehensive Income............       119,258
  Cash dividends on Preferred --
     Series B ($2.00 per share).........          (821)         --          --           --          (821)          --
  Purchase of Common stock..............       (38,132)         --        (687)      (4,755)      (32,690)          --
  Exercise of stock options.............        32,702          --         464       33,132          (894)          --
                                            ----------      ------     -------     --------    ----------     --------

BALANCE AT JULY 31, 1999................     1,300,246       2,053      45,560      345,005       955,538      (47,910)
  Comprehensive Income
     Net earnings.......................       218,399          --          --           --       218,399           --
     Other comprehensive loss --
       Currency translation
          adjustment....................        (4,763)         --          --           --            --       (4,763)
       Minimum pension liability
          adjustment, net of tax of
          $3,048........................        (4,387)         --          --           --            --       (4,387)
                                            ----------
  Total Comprehensive Income............       209,249
  Cash dividends on Preferred --
     Series B ($2.00 per share).........          (821)         --          --           --          (821)          --
  Purchase of Common stock..............       (16,527)         --        (420)      (3,187)      (12,920)          --
  Exercise of stock options.............         3,703          --         150        3,573           (20)          --
                                            ----------      ------     -------     --------    ----------     --------

BALANCE AT JULY 31, 2000................    $1,495,850      $2,053     $45,290     $345,391    $1,160,176     $(57,060)
                                            ==========      ======     =======     ========    ==========     ========

          See accompanying notes to consolidated financial statements.

                            LITTON INDUSTRIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                      YEAR ENDED JULY 31
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
Cash and cash equivalents at beginning of period............  $  41,990    $  36,721    $  29,683
                                                              ---------    ---------    ---------
Operating Activities
  Net earnings..............................................    218,399      120,584      181,370
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization...........................    189,469      160,622      147,556
    Net periodic pension income.............................    (85,806)     (62,024)     (41,824)
    Gain on sale of businesses..............................    (19,185)     (12,774)          --
    Special charges.........................................      4,711       74,644           --
    Cumulative effect of a change in accounting principle,
      net of tax............................................      2,777           --           --
    Changes in assets and liabilities, net of effects of
      acquisitions/ divestitures
      Accounts receivable...................................     34,972      (26,931)     (50,094)
      Inventories...........................................    (24,837)     (32,177)     (16,831)
      Prepaid expenses......................................       (930)      (2,195)       7,770
      Accounts payable......................................     (3,136)         667        9,894
      Accrued expenses......................................    (85,966)     (39,019)     (14,666)
      Payrolls and related expenses.........................      8,840       (3,589)       9,590
      Deferred and current taxes on income..................    142,922       11,384      (39,305)
      Contract liabilities and customer deposits............   (120,265)      46,050       34,693
    Other operating activities..............................    (11,797)       8,541          (68)
                                                              ---------    ---------    ---------
Cash provided by operating activities.......................    250,168      243,783      228,085
                                                              ---------    ---------    ---------
Investing Activities
  Purchase of businesses, net of cash acquired..............   (542,128)    (112,629)    (445,483)
  Purchase of capital assets................................   (183,175)    (124,727)    (115,665)
  Proceeds from sale of businesses..........................    146,962       60,990        5,426
  Proceeds from sale of capital assets......................     25,875       15,076       47,210
  Proceeds from sale of marketable securities...............         --       18,450           --
  Other investing activities................................    (23,142)     (19,091)     (22,543)
                                                              ---------    ---------    ---------
Cash used for investing activities..........................   (575,608)    (161,931)    (531,055)
                                                              ---------    ---------    ---------
Financing Activities
  Proceeds from issuance of long-term obligations...........    396,849       82,741      296,839
  Change in short-term debt, net............................    (66,414)    (135,551)      86,454
  Purchase of Common stock..................................    (16,527)     (38,132)     (47,448)
  Cash proceeds from exercise of stock options..............      1,679       11,426       10,832
  Other financing activities................................        (40)       2,933      (36,669)
                                                              ---------    ---------    ---------
Cash provided by (used for) financing activities............    315,547      (76,583)     310,008
                                                              ---------    ---------    ---------
Resulting in (decrease) increase in cash and cash
  equivalents...............................................     (9,893)       5,269        7,038
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $  32,097    $  41,990    $  36,721
                                                              =========    =========    =========
Supplemental disclosure of cash flow information:
  Interest paid.............................................  $ 102,393    $  71,519    $  47,847
  Income tax (refunds received) paid, net...................  $    (374)   $  66,295    $ 148,871
  Acquisition of businesses:
    Fair value of assets acquired...........................  $ 729,676    $ 154,525    $ 493,607
    Less: liabilities assumed...............................    154,808       35,621       48,124
          cash acquired.....................................     32,740        6,275           --
                                                              ---------    ---------    ---------
    Net cash paid...........................................  $ 542,128    $ 112,629    $ 445,483
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

     USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenues utilized in the earnings recognition process, that affect the reported amounts in the financial statements and accompanying notes. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS The Company considers securities purchased within three months of their date of maturity to be cash equivalents.

     EARNINGS PER SHARE Basic EPS is calculated based on the weighted-average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED JULY 31
                                              --------------------------------------------------
                                                   2000              1999              1998
                                              --------------    --------------    --------------
                                               (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Earnings before Cumulative Effect of a
  Change in Accounting Principle............   $   221,176       $   120,584       $   181,370
Preferred stock dividends...................          (821)             (821)             (821)
                                               -----------       -----------       -----------
Earnings before Cumulative Effect of a
  Change in Accounting Principle available
  to common stockholders....................       220,355           119,763           180,549
Cumulative Effect of a Change in Accounting
  Principle.................................        (2,777)               --                --
                                               -----------       -----------       -----------
Net earnings available to common
  stockholders..............................   $   217,578       $   119,763       $   180,549
                                               ===========       ===========       ===========
Weighted average common shares outstanding
  used for basic earnings per share.........    45,457,853        45,487,204        46,125,197
Dilutive effect of stock options............       478,080           978,987         1,156,912
                                               -----------       -----------       -----------
Number of shares used for diluted earnings
  per share.................................    45,935,933        46,466,191        47,282,109
                                               ===========       ===========       ===========
Basic:
  Earnings before Cumulative Effect of a
     Change in Accounting Principle.........   $      4.85       $      2.63       $      3.91
  Cumulative Effect of a Change in
     Accounting Principle...................         (0.06)               --                --
                                               -----------       -----------       -----------
  Net earnings per share....................   $      4.79       $      2.63       $      3.91
                                               ===========       ===========       ===========
Diluted:
  Earnings before Cumulative Effect of a
     Change in Accounting Principle.........   $      4.80       $      2.58       $      3.82
  Cumulative Effect of a Change in
     Accounting Principle...................         (0.06)               --                --
                                               -----------       -----------       -----------
  Net earnings per share....................   $      4.74       $      2.58       $      3.82
                                               ===========       ===========       ===========

     INVENTORIES, LONG-TERM CONTRACTS AND REVENUE RECOGNITION Inventory costs under long-term contracts generally reflect actual or average costs and include general and administrative

                            LITTON INDUSTRIES, INC.

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

     Product revenues and profits on long-term contracts, performed over extended periods of time, are recognized under the percentage-of-completion method of accounting, principally based on direct labor dollars or costs incurred for the Ship Systems segment and generally on the costs incurred or units-of-delivery basis for the Company's other business segments. Service revenues from fixed price and fixed price incentive contracts are recognized under the percentage of completion method on the basis of costs incurred to estimated total costs. Service revenues on cost reimbursement type contracts and time and materials contracts are recognized as costs are incurred or as work is performed. Revenues and profits on long-term contracts are based on the Company's estimates to complete and are reviewed periodically, with adjustments recorded in the period in which the revisions are made. Any anticipated losses on contracts are charged to operations as soon as they are determinable.

     RESEARCH AND DEVELOPMENT Worldwide expenditures on research and development activities amounted to $331.5 million, $315.6 million and $233.8 million, of which 28%, 26% and 33% was Company-sponsored, in the years ended July 31, 2000, 1999 and 1998, respectively. Company-sponsored research and development expenditures are charged to expense as incurred.

     PROPERTY, PLANT AND EQUIPMENT Investment in property, plant and equipment is stated at cost. Allowances for depreciation and amortization, computed generally by the straight-line method for financial statement purposes, are provided over the estimated useful lives of the related assets.

     FOREIGN CURRENCIES The currency effects of translating the financial statements of those non-U.S. subsidiaries and divisions of the Company which operate in local currency environments are included in the "Accumulated other comprehensive loss -- Cumulative currency translation adjustment" component of Stockholders' Investment. Gains and losses resulting from foreign currency transactions are included in results of operations and were not material in each of the three years in the period ended July 31, 2000.

     GOODWILL AND OTHER INTANGIBLES Goodwill and other intangibles are generally amortized using the straight-line method over their estimated useful lives, not exceeding 40 years. Goodwill at July 31, 2000 and 1999 was $1,257.1 million and $1,053.0 million, respectively. The current and future profitability of the operations to which the goodwill relates are evaluated whenever events or circumstances occur. These factors, along with management's plans with respect to the operations and the projected undiscounted cash flows, are considered in assessing the recoverability of the goodwill.

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

     FINANCIAL INSTRUMENTS In addition to the previously discussed cash and cash equivalents and certain long-term notes and debentures disclosed in Note C, the Company's other financial instruments include accounts receivable, accounts payable, short-term debt and other miscellaneous long-term assets and liabilities. The carrying amounts of the short-term assets and liabilities approximate their market values due to their short maturity. Differences between the recorded amounts and market value of the remainder of the financial instruments were not material. The Company enters into foreign currency exchange contracts to hedge certain foreign currency transactions and firm commitments. The aggregate notional amounts of these contracts were $49.0 million at July 31, 2000 and $29.3 million at July 31, 1999. The Company, from time to

                            LITTON INDUSTRIES, INC.

time, enters into foreign currency exchange contracts to reduce its exposure from net investments in certain foreign operations. Gains and losses are included in "Accumulated other comprehensive loss -- Cumulative currency translation adjustment". There were no such outstanding contracts at July 31, 2000 and 1999. As discussed in Note I, the Company has off-balance sheet guarantees and letter of credit agreements with notional values totaling $420 million at July 31, 2000, relating principally to the guarantee of future performance on foreign government contracts.

     NEW ACCOUNTING STANDARDS Effective August 1, 1999, the Company adopted Statement of Position 97-3 ("SOP 97-3"), "Accounting by Insurance and Other Enterprises for Insurance Related Assessments", which required a change in the accounting for assessments by the workers' compensation second-injury fund administered by the Department of Labor. The resulting cumulative effect of a change in accounting principle was a charge of $2.8 million, net of tax or $.06 per share.

     Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was effective for the Company starting its fiscal year 2001 and requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company enters into forward contracts primarily to hedge certain sales and purchase commitments denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. These forward contracts have been designated as fair value hedges and are considered to be highly effective as the terms of the forward contracts are generally the same as the sales and purchase commitments. Any gains or losses resulting from changes in fair value are recognized in net income with an offsetting adjustment to net income for changes in the fair value of the hedged item. The forward contracts generally have maturity dates of up to two years. The adoption of SFAS 133 did not result in a material effect to the post fiscal year 2000 financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", with an effective date no later than the fourth quarter of the Company's fiscal year 2001. The Company believes that its revenue recognition practices are already consistent with the requirements of SAB 101.

NOTE B: ACQUISITIONS AND DIVESTITURES

     On August 2, 1999, the Company completed the acquisition of Avondale, which is engaged in the design, construction, repair and overhaul of various types of ocean-going vessels for the U.S. Navy and commercial customers, for $39.50 per share in cash. The total purchase price was approximately $590 million and the acquisition has been accounted for under the purchase method of accounting. The resulting goodwill amount of approximately $354 million is being amortized over twenty-five years. Major contracts currently under construction at Avondale include the LPD 17 Class amphibious assault ships and Sealift support ships for the U.S. Navy and double-hulled crude oil carriers for a commercial customer. Under the LPD program, Avondale serves as the prime contractor and is constructing the first two ships while a third is being built by a team member under a cost-reimbursable contract. During the current year, the U.S. Navy exercised an option for a fourth LPD to be built by Avondale under a cost-reimbursable contract. Under the Sealift program, Avondale is under contract to build seven transport vessels for the U.S. Navy of which three have been delivered. Avondale is also building three double-hulled crude oil carriers for a commercial customer with options for two more. Assuming the combination had occurred on August 1, 1998, unaudited pro forma amounts for fiscal year 1999 include sales and service revenues of $5.6 billion, net earnings of $121.8 million and basic and diluted earnings per share of $2.66 and $2.60, respectively.

     During fiscal year 2000, the Company also acquired TEC, a United Kingdom manufacturer and supplier of electrical connectors to the military, aerospace, and commercial industries. TEC had sales of $8.6 million for its fiscal year ended December 31, 1998. Acquisitions made during fiscal year 1999 included Denro, which manufactures voice and data electronic switching equipment and data recorders used in air traffic control,

                            LITTON INDUSTRIES, INC.

Tarutin, a Japanese manufacturer of paste solder and soldering products for the consumer electronics and automobile industries, and Retconn, which designs and manufactures coaxial connectors, contacts and cable harnesses for the wireless communications and computer markets. The combined annual revenues for these fiscal 1999 acquisitions totaled $70 million and the aggregate purchase price was $90 million, including goodwill of $84 million. In fiscal year 1998, the Company acquired TASC, a leading provider of information technology and services to the national intelligence sector, the Department of Defense and non-defense and commercial customers, for a total purchase price of $440 million, including a goodwill amount of $378 million. TASC had annual revenues of $440 million for its fiscal year ended December 31, 1997. These acquisitions were accounted for under the purchase method of accounting.

     During fiscal year 2000, the Company sold LES which resulted in a pre-tax gain of $7.6 million. Additionally, in the third quarter of fiscal year 2000, the Company completed the sale of its weather information and agricultural imaging businesses for proceeds of $127.6 million and a pre-tax gain on sale of $11.6 million. Prior to the divestitures, these businesses were reported in the Information Systems segment.

     In fiscal year 1999, the Company sold its archive software products business which resulted in a pre-tax gain of $12.8 million.

NOTE C: DEBT AND INTEREST

     Short-term debt is composed of:

                                                                     JULY 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Commercial paper and notes payable to banks, with
  weighted-average interest at 6.2%(2000) and 5.4% (1999)...  $100,112     $169,814
Current portion of long-term obligations....................     6,124        4,234
                                                              --------     --------
                                                              $106,236     $174,048
                                                              ========     ========

     Long-term obligations consist of the following:

                                                                     JULY 31
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
                                                              (THOUSANDS OF DOLLARS)
6.05% senior notes due 2003.................................  $  100,000    $100,000
8.00% senior notes due 2009.................................     400,000          --
6.75% senior debentures due 2018............................     200,000     200,000
7.75% debentures due 2026...................................     300,000     300,000
6.98% debentures due 2036...................................     100,000     100,000
7.81% Economic Development Revenue Bonds due 2024...........      83,700      83,700
Pension accruals (other than U.S. plans)....................      62,357      66,897
Series 1994 Industrial Revenue Bonds........................      30,945          --
Other.......................................................      16,060       8,718
                                                              ----------    --------
                                                              $1,293,062    $859,315
                                                              ==========    ========

                            LITTON INDUSTRIES, INC.

     Long-term obligations at July 31, 2000 mature as follows:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Year ended July 31
2002........................................................        $    8,123
2003........................................................           105,293
2004........................................................             5,906
2005........................................................             5,977
Years subsequent to July 31, 2005...........................         1,167,763
                                                                    ----------
                                                                    $1,293,062
                                                                    ==========

     In connection with the acquisition of Avondale in August 1999, the Company issued $400 million principal amount of 8.00% senior notes due 2009 (the "2009 notes") and sold commercial paper. Interest on these notes is payable semi-annually on April 15 and October 15. The 2009 notes are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of 100% of the principal amount of the notes to be redeemed or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus accrued interest to the date of redemption. The aggregate estimated fair value of the $400 million principal amount of the 2009 notes at July 31, 2000 was $400.4 million based on market quotes for debt with similar terms. Obligations assumed in connection with the acquisition of Avondale included the Series 1994 Industrial Revenue Bonds bearing interest from 8.25% to 8.50% and payable in annual installments through June 2014. The estimated fair value of these bonds was $33.6 million at July 31, 2000 compared with a book value of $32.2 million including the current portion.

     During fiscal year 1999, the Company's Ingalls Shipbuilding, Inc. subsidiary issued, through the Mississippi Business Finance Corporation, $83.7 million in economic development revenue bonds to finance the construction costs of certain port facilities. The bonds mature on May 1, 2024 and interest is payable semi-annually on May 1 and November 1. The estimated fair values of these bonds at July 31, 2000 and 1999 were $80.6 million and $78.2 million, respectively, based on market quotes for debt with similar terms.

     In connection with the acquisition of TASC in April 1998, the Company issued $100 million principal amount of 6.05% senior notes due April 15, 2003 (the "2003 notes"), $200 million principal amount of 6.75% senior debentures due April 15, 2018 (the "2018 debentures" and together with the 2003 notes, the "securities") and sold commercial paper. Interest on the securities is payable semi-annually on April 15 and October 15. The 2003 notes are not redeemable prior to maturity. The 2018 debentures are redeemable, in whole or in part, at the option of the Company at any time at a redemption price equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The aggregate estimated fair values of these securities at July 31, 2000 and 1999 were $271.4 million and $274.4 million, respectively, based on market quotes for debt with similar terms.

     The $300 million principal amount of 7.75% debentures due March 15, 2026 and $100 million principal amount of 6.98% debentures due March 15, 2036 were issued in connection with the acquisition of PRC in fiscal year 1996. Interest on these debentures is payable semi-annually on March 15 and September 15. The debentures are redeemable, in whole or in part, at the option of the Company at any time in the case of the 7.75% debentures and at any time after March 15, 2006 in the case of the 6.98% debentures. In either case the redemption price is equal to the greater of 100% of the principal amount of such debentures or the sum of the present values of the remaining scheduled payments of principal and interest thereon at U.S. Treasury Rates plus, in each case, accrued interest thereon to the date of redemption. The holders of the 6.98% debentures may elect to have such debentures redeemed on March 15, 2006 at 100% of the principal amount, together with accrued interest to March 15, 2006. The aggregate estimated fair values of the $400 million

                            LITTON INDUSTRIES, INC.

principal amount of debentures at July 31, 2000 and 1999 were $379.3 million and $390.0 million, respectively, based on market quotes for debt with similar terms.

     The Company has unused credit commitments of $400 million under a revolving credit agreement for $400 million with various banks available for its general use. The Company also has a short-term credit agreement totaling $400 million which serves as a back-up facility for its commercial paper program. Commercial paper outstanding at July 31, 2000 and 1999 amounted to $30.0 million and $92.3 million, respectively.

     The Company is in compliance with its various debt covenants, the most restrictive of which relate to the Company's incurrence of debt, mergers, consolidations and sale of assets and which require the Company to satisfy certain financial ratios.

     Net interest expense is composed of the following:

                                                             YEAR ENDED JULY 31
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
                                                           (THOUSANDS OF DOLLARS)
Interest expense.....................................  $113,691    $74,908    $59,308
Interest income......................................    (5,612)    (7,957)    (7,265)
                                                       --------    -------    -------
Net interest expense.................................  $108,079    $66,951    $52,043
                                                       ========    =======    =======

     Total cash interest payments made during fiscal year 2000 amounted to $102.4 million compared with $71.5 million for fiscal year 1999 and $47.8 million for fiscal year 1998. Capitalized interest costs in each of the three years in the period ended July 31, 2000 were not material.

NOTE D: ACCOUNTS RECEIVABLE AND INVENTORIES

     Following are the details of accounts receivable:

                                                                     JULY 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Receivables related to long-term contracts
  Amounts billed
     U.S. Government........................................  $219,605     $264,330
     Other..................................................    68,302       51,205
                                                              --------     --------
                                                               287,907      315,535
                                                              --------     --------
  Unbilled recoverable costs and accrued profit on progress
     completed and retentions
     U.S. Government........................................   174,307      185,225
     Other..................................................    57,615       43,938
                                                              --------     --------
                                                               231,922      229,163
                                                              --------     --------
Other receivables, principally from commercial customers....   300,706      314,376
                                                              --------     --------
                                                              $820,535     $859,074
                                                              ========     ========

     Of the $231.9 million in retentions and amounts not billed at July 31, 2000, $224.0 million is expected to be collected in fiscal year 2001 with the balance to be collected in subsequent years, as contract deliveries are made and warranty periods expire.

                            LITTON INDUSTRIES, INC.

     Summarized below are the components of inventory balances:

                                                                      JULY 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Raw materials and work in process...........................  $  415,492    $  417,729
Finished goods..............................................      22,515        32,438
Inventoried costs related to long-term contracts............     696,540       619,426
                                                              ----------    ----------
Gross inventories...........................................   1,134,547     1,069,593
Less progress payments, principally related to long-term
  contracts.................................................    (378,003)     (431,958)
                                                              ----------    ----------
Net inventories.............................................  $  756,544    $  637,635
                                                              ==========    ==========

     As stated in Note A, certain inventories applicable primarily to government contracts of the Ship Systems segment include general and administrative costs. The total of such costs incurred in fiscal years 2000 and 1999 was $135.2 million and $85.7 million, respectively, and the amount of general and administrative costs in inventory at the end of those years is approximately $40.5 million and $33.5 million, respectively. Production cost of delivered units in excess of anticipated average cost of all units expected to be produced is not significant.

NOTE E: PROPERTY, PLANT AND EQUIPMENT

     Investment in property, plant and equipment consists of the following:

                                                                      JULY 31
                                                              ------------------------
                                                                 2000          1999
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Property, plant and equipment, at cost
  Land......................................................  $   49,136    $   28,554
  Buildings.................................................     630,247       530,569
  Machinery and equipment...................................   1,126,384     1,005,725
                                                              ----------    ----------
                                                               1,805,767     1,564,848
  Less accumulated depreciation.............................    (954,494)     (939,566)
                                                              ----------    ----------
Net investment in property, plant and equipment.............  $  851,273    $  625,282
                                                              ==========    ==========

     The net book value of assets utilized under capital leases was not material at July 31, 2000 and 1999.

     The range of estimated useful lives for determining depreciation and amortization of the major classes of assets are:

Buildings...................................................        10 - 45 years
Land improvements and building improvements.................         2 - 20 years
Machinery and equipment.....................................         2 - 20 years

                            LITTON INDUSTRIES, INC.

     As of July 31, 2000, minimum rental commitments under noncancelable operating leases were:

                                                              (THOUSANDS OF DOLLARS)
                                                              ----------------------
Year ended July 31
  2001......................................................         $ 54,062
  2002......................................................           50,026
  2003......................................................           41,561
  2004......................................................           37,930
  2005......................................................           34,306
Years subsequent to July 31, 2005...........................          212,980
                                                                     --------
Total.......................................................         $430,865
                                                                     ========

     Minimum rental commitments under capital leases were not material at July 31, 2000.

     Rental expense for operating leases was $88.4 million, $79.7 million and $64.0 million for the years ended July 31, 2000, 1999 and 1998, respectively. Contingent and sublease rentals for each of the three fiscal years ending July 31, 2000 were not material. The minimum future rentals receivable under subleases were approximately $19 million at July 31, 2000.

NOTE F: STOCKHOLDERS' INVESTMENT

     SHARE INFORMATION At July 31, 2000, there were authorized 120 million shares of Common stock, par value $1.00; 22 million shares of Preferred stock, par value $5.00 and 8 million shares of Preference stock, par value $2.50.

     No cash dividends were paid on the Common stock in the three fiscal years ended July 31, 2000. Each share of Common stock is entitled to one vote.

     The Series B Preferred stock receives a $2.00 annual dividend, is not convertible into Common stock and is redeemable at the option of the Company at $80.00 plus accrued dividends and, in the event of liquidation, is entitled to receive $25.00 plus accrued dividends. There were 410,643 shares of Series B Preferred stock outstanding for each of the three fiscal years ended July 31, 2000. Each share of Series B Preferred Stock is entitled to one vote.

     STOCK OPTION INFORMATION The Company has a stock option plan which provides for the grant of incentive awards to officers and other key employees. Incentive awards may be granted in the form of stock options at fair market value of the Company's Common stock on the date of grant. Prior to August 1, 1996, options could have been and were granted at an option price of not less than 50% nor more than 100% of the fair market value of the Company's Common stock. Options subject to grant under the plan consist of 5,000,000 shares originally authorized plus 1.5% of the total issued and outstanding shares of Common stock as of the end of the preceding fiscal year, subject to certain limitations. Options so granted remain exercisable for a period of 10 years from date of grant. Incentive awards may also be made in the form of performance-based restricted stock of which 46,900 shares were granted during fiscal year 2000. These awards will vest at the end of a three-year period provided that certain performance objectives are achieved over that period.

     In December 1998, the Company's stockholders approved a new Non-Employee Director Stock Plan (the "Plan") to replace the existing Director Stock Option Plan which terminated on December 31, 1998. The Plan authorizes the Board of Directors to issue up to 460,000 shares of Common stock. All options are granted at the fair market value on the date of grant and are immediately exercisable. The Company's non-employee directors can also elect to convert annual retainers and meeting fees into options to purchase shares of Common stock at fair market value or convert such retainers and fees into shares of Common stock also at fair

                            LITTON INDUSTRIES, INC.

market value to be paid at the end of the director's Board service. The number of options so granted is based on a formula reviewed and approved by the Board of Directors from time to time.

     The following is a summary of stock option activity for the three fiscal years ended July 31, 2000:

                                                             NUMBER OF
                                                              SHARES         WEIGHTED-
                                                               UNDER          AVERAGE
                                                              OPTION      EXERCISE PRICES
                                                             ---------    ---------------
Outstanding at July 31, 1997...............................  3,635,685        $31.47
  Granted..................................................    808,000        $57.73
  Exercised................................................   (619,944)       $18.48
  Canceled.................................................   (160,975)       $36.01
                                                             ---------
Outstanding at July 31, 1998...............................  3,662,766        $39.26
  Granted..................................................  1,102,650        $67.61
  Exercised................................................   (453,662)       $26.71
  Canceled.................................................   (251,950)       $47.82
                                                             ---------
Outstanding at July 31, 1999...............................  4,059,804        $47.83
  Granted..................................................    361,663        $49.37
  Exercised................................................    (72,685)       $23.53
  Canceled.................................................   (217,822)       $55.88
                                                             ---------
Outstanding at July 31, 2000...............................  4,130,960        $47.98
                                                             =========

     Exercisable options at July 31, 2000, 1999 and 1998 were 2,318,201, 1,724,017 and 1,569,089 at weighted-average exercise prices of $39.66, $34.10 and $28.05, respectively.

     The following table summarizes information with respect to options outstanding at July 31, 2000:

                        OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                -----------------------------------   ---------------------
                             WEIGHTED-
                              AVERAGE     WEIGHTED-               WEIGHTED-
   RANGE OF                  REMAINING     AVERAGE                 AVERAGE
   EXERCISE     NUMBER OF   CONTRACTUAL   EXERCISE    NUMBER OF   EXERCISE
    PRICE        OPTIONS       LIFE         PRICE      OPTIONS      PRICE
--------------  ---------   -----------   ---------   ---------   ---------
$ 8.61 - 30.38..   776,159   2.9 years     $20.88       774,459    $20.88
$34.19 - 45.44..   994,142   6.2 years     $41.60       705,993    $40.54
$46.56 - 57.78.. 1,356,866   7.7 years     $53.31       615,436    $52.30
$57.91 - 68.88.. 1,003,793   8.8 years     $68.04       222,313    $67.30
                ---------                             ---------
                4,130,960                             2,318,201
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

                                                               YEAR ENDED JULY 31
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Pro forma net earnings (in millions).....................  $208.8    $114.1    $176.3
Pro forma basic earnings per share.......................  $ 4.57    $ 2.49    $ 3.80
Pro forma diluted earnings per share.....................  $ 4.53    $ 2.44    $ 3.71

                            LITTON INDUSTRIES, INC.

     The pro forma results are based on estimated weighted-average fair values of options granted during fiscal years 2000, 1999 and 1998 of $19.12, $24.64 and $19.68, respectively. The fair value of each grant is estimated on the grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               YEAR ENDED JULY 31
                                                              --------------------
                                                              2000    1999    1998
                                                              ----    ----    ----
Expected life (in years)....................................   6.0     6.0     6.0
Risk-free interest rate.....................................  6.18%   6.03%   5.55%
Volatility..................................................    25%     22%     20%

     RESTRICTED STOCK The Company granted 77,908 and 8,333 shares of restricted stock during fiscal years 2000 and 1999, respectively, in connection with the hiring of two executive officers. The 77,908 shares, which vest over seven and five year periods, were issued at the then fair market value of $45.41 per share in equal installments. The 8,333 shares of restricted stock granted in 1999, which vest in equal installments over three and five-year periods, were issued at the then fair market value of $54.63 per share.

     RIGHTS PLAN The Company has a Rights Plan which becomes exercisable under certain circumstances involving the acquisition by a person or group of 15% or more of the Company's Common stock. Each right will entitle the holder to purchase one one-thousandth of a share of Series A Participating Preferred Stock ("Preferred Share") at a price of $150 per one one-thousandth of a Preferred Share, subject to adjustment. Alternatively, each right will entitle its holder to purchase a number of shares of the Company's Common stock having a market value of two times the exercise price of the right. The Company may redeem the rights for $.01 per right at any time prior to the acquisition of 15% of the Company's Common stock. If a person has acquired, or has announced its intention to acquire, more than 15%, but less than 50% of the Common stock has been acquired, the Company may exchange the rights for one share of Litton Common stock per right. The rights expire in August 2004.

NOTE G: TAXES ON INCOME

     Earnings before taxes on income and cumulative effect of a change in accounting principle by geographic area are as follows:

                                                            YEAR ENDED JULY 31
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
United States......................................  $341,816    $207,131    $276,549
Other nations......................................    43,824       6,175      25,734
                                                     --------    --------    --------
                                                     $385,640    $213,306    $302,283
                                                     ========    ========    ========

                            LITTON INDUSTRIES, INC.

     The components of taxes on income consist of the following provisions (benefits):

                                                            YEAR ENDED JULY 31
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
                                                          (THOUSANDS OF DOLLARS)
Federal
United States
  Current...........................................  $ 10,253    $39,367    $ 53,011
  Deferred..........................................   120,287     35,106      44,601
                                                      --------    -------    --------
                                                       130,540     74,473      97,612
                                                      --------    -------    --------
Other nations
  Current...........................................    11,716     11,941       3,638
  Deferred..........................................     2,382     (3,536)      5,214
                                                      --------    -------    --------
                                                        14,098      8,405       8,852
                                                      --------    -------    --------
State and local
  Current...........................................     2,888     10,620       7,010
  Deferred..........................................    16,938       (776)      7,439
                                                      --------    -------    --------
                                                        19,826      9,844      14,449
                                                      --------    -------    --------
Taxes on income.....................................  $164,464    $92,722    $120,913
                                                      ========    =======    ========

     The primary components of the Company's deferred income tax assets and liabilities are as follows:

                                                                     JULY 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Inventories and receivables...............................  $159,787     $212,860
  Employee benefits.........................................   149,608      154,692
  Accrued liabilities.......................................    83,142       97,266
  Other items...............................................    74,892       47,055
                                                              --------     --------
                                                               467,429      511,873
                                                              --------     --------
Deferred Tax Liabilities:
  Employee benefits.........................................   177,276      138,308
  Depreciation..............................................    90,063       54,922
                                                              --------     --------
                                                               267,339      193,230
                                                              --------     --------
Net deferred tax assets.....................................  $200,090     $318,643
                                                              ========     ========

     The deferred tax assets and liabilities are classified on the Consolidated Balance Sheets as follows:

                                                                     JULY 31
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Net current deferred tax assets.............................  $388,525     $436,512
Net long-term deferred tax liabilities......................   188,435      117,869
                                                              --------     --------
                                                              $200,090     $318,643
                                                              ========     ========

                            LITTON INDUSTRIES, INC.

     The following is a reconciliation of income taxes at the U.S. statutory rate to the provision for income taxes:

                                                            YEAR ENDED JULY 31
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
                                                          (THOUSANDS OF DOLLARS)
Tax at U.S. statutory rate..........................  $134,974    $74,657    $105,799
Nondeductible goodwill amortization (tax
  effected).........................................    14,735      9,725       7,267
State taxes net of federal benefit..................    12,887      6,398       9,392
Taxable gain on sale of businesses..................     5,626         --          --
Voluntary settlement (see Note I)...................        --      6,475          --
Earnings taxed at other than U.S. statutory rate and
  other.............................................    (3,758)    (4,533)     (1,545)
                                                      --------    -------    --------
Taxes on income.....................................  $164,464    $92,722    $120,913
                                                      ========    =======    ========
Effective tax rate..................................      42.6%      43.5%       40.0%
                                                      ========    =======    ========

     Undistributed earnings of non-U.S. subsidiaries included in consolidated retained earnings were $117 million at July 31, 2000. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax.

     Net cash (refunds) payments for income taxes were approximately $(374) thousand, $66.3 million and $148.9 million in fiscal years 2000, 1999 and 1998, respectively. The payments for fiscal year 1998 included amounts for prior years' taxes.

NOTE H: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

     Employees of the Company's U.S. subsidiaries except for PRC, TASC and Avondale are covered by contributory defined benefit plans under which employees are eligible for benefits at age 65. Generally, benefits are determined under a formula based primarily on the participant's total plan contributions. The Company's funding policy is to make annual contributions to the extent such contributions are actuarially determined and tax deductible. Avondale also sponsors noncontributory defined benefit pension plans which cover substantially all of its employees.

     The Company has a defined contribution voluntary savings plan for eligible U.S. employees. This 401(K) plan is designed to enhance the existing retirement programs for participating employees. The Company matches 50% of a certain portion of participants' contributions to the plan. Additionally, PRC, TASC and Avondale have various defined contribution plans covering substantially all of their employees, some of which provide for discretionary contributions.

     The Company's non-U.S. subsidiaries also have retirement plans for long-term employees. These plans are not considered to be significant individually or in the aggregate to the Company's consolidated financial statements. The pension liabilities and their related costs are computed in accordance with the laws of the individual nations and appropriate actuarial practices.

     In addition to pension benefits, certain of the Company's U.S. employees are covered by postretirement health care and life insurance benefit plans. These benefits are unfunded. Avondale also maintains a postretirement welfare plan which provides, among other benefits, specified retirement, life insurance and medical insurance benefits to certain employees.

                            LITTON INDUSTRIES, INC.

     The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans:

                                                                                   OTHER
                                                                               POSTRETIREMENT
                                                   PENSION BENEFITS               BENEFITS
                                                     FISCAL YEAR                FISCAL YEAR
                                               ------------------------    ----------------------
                                                  2000          1999         2000         1999
                                               ----------    ----------    ---------    ---------
                                                             (THOUSANDS OF DOLLARS)
Change in Benefit Obligation:
  Benefit obligation at beginning of
    year...................................    $1,176,891    $1,096,493    $ 184,037    $ 176,922
  Acquisition of Avondale..................        65,229            --       14,897           --
  Service cost.............................        49,174        35,223        2,424        1,493
  Interest cost............................        76,826        72,052       11,342       10,368
  Plan participants' contributions.........        12,246         6,997           --           --
  Plan amendments..........................        11,414         9,251           36           --
  Special termination benefits.............            --            --        4,684           --
  Actuarial (gain)/loss....................        42,680        36,755       (9,000)       9,299
  Benefits paid............................       (95,288)      (79,880)     (14,543)     (14,045)
                                               ----------    ----------    ---------    ---------
  Benefit obligation at end of year........    $1,339,172    $1,176,891    $ 193,877    $ 184,037
                                               ==========    ==========    =========    =========
Change in Plan Assets:
  Fair value of plan assets at beginning of
    year...................................    $2,376,514    $2,068,596
  Acquisition of Avondale..................        73,319            --
  Actual return on plan assets.............       521,863       377,375
  Plan participants' contributions.........        12,246         6,997
  Benefits paid............................       (91,725)      (76,454)
                                               ----------    ----------
  Fair value of plan assets at end of
    year...................................    $2,892,217    $2,376,514
                                               ==========    ==========
Funded (unfunded) status...................    $1,553,045    $1,199,623    $(193,877)   $(184,037)
Unrecognized net actuarial gain............    (1,130,034)     (855,410)     (32,418)     (23,308)
Unrecognized prior service cost............        38,081        30,221        1,372        1,489
Unrecognized transition asset..............        (9,382)      (20,393)          --           --
                                               ----------    ----------    ---------    ---------
Prepaid (accrued) benefit cost.............    $  451,710    $  354,041    $(224,923)   $(205,856)
                                               ==========    ==========    =========    =========
Amounts recognized in the statement of
  financial position consist of:
  Prepaid benefit cost.....................    $  516,886    $  405,175    $      --    $      --
  Accrued benefit liability................       (74,907)      (51,134)    (224,923)    (205,856)
  Intangible asset.........................         2,296            --           --           --
  Accumulated other comprehensive loss.....         7,435            --           --           --
                                               ----------    ----------    ---------    ---------
Net amount recognized......................    $  451,710    $  354,041    $(224,923)   $(205,856)
                                               ==========    ==========    =========    =========

     The excess of plan assets over the projected benefit obligation at adoption of SFAS No. 87 and subsequent unrecognized gains and losses are amortized over the average remaining service period of active employees expected to receive benefits under the plans, generally 15 years. Plan assets are invested primarily in listed common stock, fixed income securities, United States Government and Agency securities and corporate bonds and notes. Pension assets are included in "Other Assets and Long-term Investments" and the accrued benefit obligation for those defined benefit plans with accumulated benefits in excess of plan assets is included in "Pension and Other Postretirement Benefit Obligations." The minimum pension liability recognized for these unfunded plans as of July 31, 2000 was $9.7 million, with an offset to intangible assets for $2.3 million and as a component of Accumulated Other Comprehensive Loss in equity for $7.4 million. The projected benefit obligation and the accumulated benefit obligation associated with these unfunded plans were $88.7 million and $68.0 million, respectively, at July 31, 2000. The comparative amounts at July 31, 1999 were $71.6 million and $56.9 million, respectively.

                            LITTON INDUSTRIES, INC.

     The net pension income and the net postretirement benefit cost related to the Company's plans include the following components:

                                                       2000        1999        1998
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Defined Pension Benefit Plans
  Service cost.....................................  $(49,174)   $(35,223)   $(31,758)
  Interest cost....................................   (76,826)    (72,052)    (70,673)
  Expected return on plan assets...................   182,088     146,411     125,294
  Amortization of prior service cost...............    (3,492)     (2,420)     (2,052)
  Recognized net actuarial gain....................    23,353      14,785      10,490
  Amortization of transition assets................     9,857      10,523      10,523
                                                     --------    --------    --------
Net periodic benefit income........................    85,806      62,024      41,824
Defined contribution plans.........................   (39,006)    (34,807)    (25,055)
Non-U.S. pension plans.............................    (9,202)     (8,957)     (6,286)
                                                     --------    --------    --------
Net pension income.................................  $ 37,598    $ 18,260    $ 10,483
                                                     ========    ========    ========
Other Postretirement Benefits
  Service cost.....................................  $ (2,424)   $ (1,493)   $ (1,540)
  Interest cost....................................   (11,342)    (10,368)    (10,298)
  Amortization of prior service cost...............      (152)       (152)       (153)
  Recognized net actuarial gain....................        38         582       1,406
  Special termination benefits.....................    (2,588)         --          --
                                                     --------    --------    --------
Net periodic benefit cost..........................  $(16,468)   $(11,431)   $(10,585)
                                                     ========    ========    ========

     The following actuarial assumptions were used to determine the benefit obligations and the net costs related to the Company's defined benefit pension and postretirement benefit plans, as appropriate:

                                                              2000    1999    1998
                                                              ----    ----    ----
Weighted-average discount rate..............................   7%     6 3/4%  7 1/4%
Expected long-term rate of return...........................   9%       9%      9%
Rate of increase on future compensation levels..............   5%       5%      5%

     The assumed health care cost trend rate for fiscal year 2001 is 8.98%, decreasing over 17 years to 6% where it is expected to remain thereafter.

     A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                           1-PERCENTAGE-       1-PERCENTAGE-
                                                           POINT INCREASE      POINT DECREASE
                                                           --------------      --------------
                                                                 (MILLIONS OF DOLLARS)
Effect on service and interest costs.....................      $ 1.4               $ (1.2)
Effect on postretirement benefit obligation..............      $14.4               $(12.6)

NOTE I: DEFENSE CONTRACTS, LITIGATION AND CONTINGENCIES

     Approximately 68%, 65% and 66% of total sales and service revenues of the Company for the years ended July 31, 2000, 1999 and 1998, respectively, were from U.S. Government contracts and subcontracts. Approximately 60% of these revenues for 2000 related to fixed-price contracts. U.S. defense contracts are unilaterally terminable at the option of the U.S. Government with compensation for work completed and costs incurred. Contracts with the U.S. Government are subject to certain laws and regulations, the noncompliance with which may result in various sanctions. Contractors, sometimes without their knowledge, are subject to

                            LITTON INDUSTRIES, INC.

investigations by the U.S. Government initiated in various ways. Most investigations result in no action being taken or administrative resolution. Litton is aware of ongoing investigations and is cooperating in those investigations. Should any investigation result in the filing of formal charges against the Company by the U.S. Government, disclosure will be made if the amount involved or the relief sought is deemed by the Company to be material to the consolidated financial statements.

     Litton brought suit against Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton that the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision and reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid and remanded the case back to the District Court for determination on both liability and damages. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. On February 28, 2000, the Company filed an appeal of the District Court's ruling in the Federal Circuit Court of Appeals. Briefs have been filed by both sides. A hearing before the Appellate Court has been scheduled for November 1, 2000.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell of $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, together with attorney fees and costs of $35.6 million. Both Honeywell and Litton have appealed the judge's decision to the Ninth Circuit Court of Appeals. Briefs have been filed and the parties await a hearing before the Appellate Court.

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

     The Company has issued or is a party to various guarantees and letter of credit agreements totaling $420 million at July 31, 2000, relating principally to the guarantee of future performance on foreign government contracts.

                            LITTON INDUSTRIES, INC.

NOTE J: BUSINESS SEGMENT REPORTING

     The Company's operations are reported in four segments: Advanced Electronics, Information Systems, Ship Systems and Electronic Components and Materials. The reported segments are aggregated consistent with the way management organizes the Company for decision making and assessing performance and have been determined based on several factors, including the nature of products and services, and the class of customers. Segment results are evaluated based on profit from operations before income taxes, interest, and unallocated corporate expenses. The accounting policies relating to the segments are the same as those discussed in Note A. All internal sales and transfers are based on negotiated prices and are eliminated in consolidation. The segment information for fiscal years 1999 and 1998 has been restated to reflect the transfer of the Data Systems division from the Information Systems segment to the Advanced Electronics segment.

     The fiscal year 2000 results for the Information Systems segment included a $19.2 million gain on sale of businesses (see Note B) and a $5.8 million special charge (see Note K). Results for the Advanced Electronics segment for fiscal year 2000 included cost growth provisions totaling $52.5 million recorded for two integrated systems development programs and the reversal of special charges totaling $1.1 million recorded in the prior fiscal year. The fiscal year 1999 results included the effects of special charges totaling $74.6 million (discussed in Note K), of which $9.4 million related to the Advanced Electronics segment and $65.2 million related to the Information Systems segment. Additionally, in fiscal year 1999, the Advanced Electronics segment incurred an $18.5 million charge in connection with a voluntary settlement (discussed in Note I) and the Information Systems segment included a $12.8 million gain on sale of business.

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

     The Ship Systems segment is engaged in the building of large multimission surface ships for the U.S. Navy as well as other government and commercial customers worldwide and is a provider of overhaul, repair, modernization, ship design and engineering services. Results for fiscal year 2000 included the Avondale acquisition discussed in Note B.

     The U.S. Government is a significant customer of the Advanced Electronics, Information Systems and Ship Systems segments (see Note I).

     The Electronic Components and Materials segment is an international supplier of complex backplanes, connectors, laser crystals, solder materials, specialty products and other electronic components used primarily in the telecommunications, industrial and computer markets.

     Corporate amounts include primarily cash and cash equivalents, deferred tax assets and general corporate expenses.

                            LITTON INDUSTRIES, INC.

                         OPERATIONS BY BUSINESS SEGMENT
                             (MILLIONS OF DOLLARS)

                                                                                              GAIN ON
                                                                                              SALE OF
                                                                                            BUSINESSES,
                                                                               ELECTRONIC     SPECIAL
                                YEAR                                           COMPONENTS    CHARGES &
                               ENDED      ADVANCED     INFORMATION    SHIP        AND        VOLUNTARY    INTERSEGMENT   OPERATING
                              JULY 31    ELECTRONICS     SYSTEMS     SYSTEMS   MATERIALS    SETTLEMENT    ELIMINATIONS    PROFIT
                              --------   -----------   -----------   -------   ----------   -----------   ------------   ---------
Revenues from unaffiliated
  customers.................    2000       $1,555        $1,355      $1,983       $695         $ --            $--         $ --
                                1999        1,684         1,447       1,085        612           --            --            --
                                1998        1,780         1,001       1,034        585           --            --            --
Intersegment sales..........    2000           34             8          --          6           --            --            --
                                1999           34             7          --          7           --            --            --
                                1998           44             1          --         11           --            --            --
Operating profit (loss).....    2000           72            84         279        113           14            --           562
                                1999          119            34         161        109          (80)           (4)          339
                                1998          135            46         134         99           --            (4)          410
Depreciation and
  amortization expense......    2000           73            38          49         27           --            --            --
                                1999           74            41          21         23           --            --            --
                                1998           77            31          20         18           --            --            --
Capital expenditures........    2000           29            13         110         30           --            --            --
                                1999           34            14          37         39           --            --            --
                                1998           35            14          34         33           --            --            --
Total assets at year end....    2000        1,533         1,013       1,136        565           --            --            --
                                1999        1,573         1,190         361        493           --            --            --
                                1998        1,549         1,216         338        385           --            --            --


                              INTEREST
                                 AND
                              CORPORATE
                               AMOUNTS    TOTAL
                              ---------   ------
Revenues from unaffiliated
  customers.................    $  --     $5,588
                                   --      4,828
                                   --      4,400
Intersegment sales..........       --         48
                                   --         48
                                   --         56
Operating profit (loss).....     (176)       386
                                 (126)       213
                                 (108)       302
Depreciation and
  amortization expense......        2        189
                                    2        161
                                    2        148
Capital expenditures........        1        183
                                    1        125
                                   --        116
Total assets at year end....      589      4,836
                                  643      4,260
                                  626      4,114

                         OPERATIONS BY GEOGRAPHIC AREA
                             (MILLIONS OF DOLLARS)

                                                                YEAR
                                                               ENDED      UNITED     OTHER
                                                              JULY 31     STATES    NATIONS    TOTAL
                                                              --------    ------    -------    ------
Revenues from unaffiliated Customers........................    2000      $5,145     $443      $5,588
                                                                1999       4,364      464       4,828
                                                                1998       3,919      481       4,400
Long-lived assets...........................................    2000       2,667      137       2,804
                                                                1999       2,124      132       2,256
                                                                1998       2,015      144       2,159

NOTE K: SPECIAL CHARGES

     In July 1999, the Company recorded special charges totaling $74.6 million pre-tax and $44.8 million after-tax in connection with a plan to exit the mainframe and professional services businesses at its LES subsidiary and to consolidate certain manufacturing facilities at its Data Systems ("DSD") and Applied Technology ("ATD") (now part of Litton Advanced Systems, Inc.) divisions to reduce excess capacity. The total charges included non-cash asset write-downs of $19.8 million, pre-tax, for goodwill impairment and abandonment of software and facilities improvements. The components and balances of the remainder of the special charges accrual at July 31, 1999 and July 31, 2000 are as follows:

                                               JULY 31,                CHANGE IN    JULY 31,
                                                 1999      PAYMENTS    ESTIMATE       2000
                                               --------    --------    ---------    --------
                                                           (MILLIONS OF DOLLARS)
Software and hardware lease termination
  costs......................................   $41.3       $ (3.4)      $5.8        $43.7
Severance and termination costs..............    10.2         (6.1)      (2.7)         1.4
Other closure and exit costs.................     3.3         (4.2)       1.6          0.7
                                                -----       ------       ----        -----
Total Special Charges........................   $54.8       $(13.7)      $4.7        $45.8
                                                =====       ======       ====        =====

                            LITTON INDUSTRIES, INC.

     As of July 31, 2000, the facilities consolidation process at DSD as announced in July 1999 is complete and the effort at ATD is expected to be completed in the first quarter of fiscal year 2001.

     In December 1999, the Company sold LES which resulted in a pre-tax gain of $7.6 million and a special charge of $5.8 million primarily representing an additional accrual for hardware and software obligations under non-cancelable leases and additional costs in connection with migrating customers to alternative vendors and systems, partly offset by the reversal of termination benefits relating to approximately 250 employees who have continued employment with the buyer. Through July 31, 2000, the Company has incurred approximately $4.1 million to transition customers to other service providers. The obligation under non-cancelable software and hardware leases represents future payments to be made under the current contractual terms which extend through fiscal year 2006.

     The $6.1 million in severance and termination payments made during fiscal year 2000 resulted from the termination of 514 employees which along with approximately 250 employees who have continued employment with the buyer of LES account for a total of approximately 800 to be terminated in connection with the above actions.

                            LITTON INDUSTRIES, INC.

                  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
                (MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                  EARNINGS
                                                                                   (LOSS)
                                                    EARNINGS                     PER SHARE
                                                     (LOSS)                        BEFORE
                                                 BEFORE TAXES ON                 CUMULATIVE
                                                   INCOME AND                      EFFECT                              COMMON
                                                   CUMULATIVE                  OF A CHANGE IN        EARNINGS          STOCK
                           SALES                   EFFECT OF A                   ACCOUNTING           (LOSS)          HIGH AND
                            AND       SEGMENT       CHANGE IN        NET         PRINCIPLE          PER SHARE           LOW
                          SERVICE    OPERATING     ACCOUNTING      EARNINGS   ----------------   ----------------      MARKET
                          REVENUES    PROFIT        PRINCIPLE       (LOSS)    BASIC    DILUTED   BASIC    DILUTED      PRICES
                          --------   ---------   ---------------   --------   ------   -------   ------   -------   ------------
FISCAL YEAR 2000
    First Quarter.......   $1,371      $131           $ 89           $ 50     $ 1.15   $ 1.13    $ 1.09   $ 1.07    High   68.69
                                                                                                                     Low   46.00
    Second Quarter......    1,349       107             63             37     $ 0.80   $ 0.80    $ 0.80   $ 0.80    High   53.38
                                                                                                                     Low   42.31
    Third Quarter.......    1,399       160            116             62     $ 1.35   $ 1.35    $ 1.35   $ 1.35    High   44.19
                                                                                                                     Low   26.81
    Fourth Quarter......    1,469       164            118             69     $ 1.54   $ 1.52    $ 1.54   $ 1.52    High   49.56
                                                                                                                     Low   40.56
                           ------      ----           ----           ----
    Fiscal Year 2000....   $5,588      $562           $386           $218     $ 4.85   $ 4.80    $ 4.79   $ 4.74
                           ======      ====           ====           ====

FISCAL YEAR 1999
    First Quarter.......   $1,207      $110           $ 79           $ 47     $ 1.03   $ 1.01    $ 1.03   $ 1.01    High   66.00
                                                                                                                     Low   47.44
    Second Quarter......    1,131       105             73             44     $ 0.96   $ 0.94    $ 0.96   $ 0.94    High   68.00
                                                                                                                     Low   55.44
    Third Quarter.......    1,256       117             85             51     $ 1.12   $ 1.10    $ 1.12   $ 1.10    High   66.50
                                                                                                                     Low   50.63
    Fourth Quarter......    1,234        7*            (24)*          (21)*   $(0.48)  $(0.48)   $(0.48)  $(0.48)   High   74.63
                                                                                                                     Low   60.19
                           ------      ----           ----           ----
    Fiscal Year 1999....   $4,828      $339           $213           $121     $ 2.63   $ 2.58    $ 2.63   $ 2.58
                           ======      ====           ====           ====

---------------
* See Financial Review and Analysis for discussion.

     The total of quarterly amounts for earnings per share will not necessarily equal the annual amount, since the computations are based on the weighted-average number of common shares and dilutive potential common shares outstanding during each period.

     Litton Common stock is traded principally on the New York Stock Exchange and the Pacific Exchange, Inc. under the symbol "LIT".

     As of September 29, 2000, there were approximately 20,200 holders of record of the Common stock.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                               INDEX TO EXHIBITS

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
      2.1            Stock Purchase Agreement dated as of December 13, 1995 By
                     and Among The Black & Decker Corporation, PRC Investments,
                     Inc., PRC Inc. and Litton Industries, Inc. filed as Exhibit
                     99.2 to the Company's Form 8-K dated February 22, 1996 and incorporated herein by reference.
      2.2            Agreement and Plan of Merger, dated as of June 3, 1999,
                     among Litton Industries, Inc., ATL Acquisition Corporation and Avondale Industries, Inc., filed as Exhibit 2.1 to the
                     Company's Form 8-K dated June 11, 1999, and incorporated
                     herein by reference.
      2.3            Company Stock Option Agreement, dated as of June 3, 1999,
                     between Avondale Industries, Inc. and Litton Industries,
                     Inc., filed as Exhibit 2.2 to the Company's Form 8-K dated
                     June 11, 1999, and incorporated herein by reference.
      3.1(a)         Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's 1984 Annual Report on Form
                     10-K, and incorporated herein by reference.
      3.1(b)         Amendment to the Company's Restated Certificate of
                     Incorporation, filed as Exhibit 3.1(a) to the Company's
                     October 31, 1986 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
      3.1(c)         Form of Certificate of Designations of Series A
                     Participating Preferred Stock of the Company, filed as
                     Exhibit A of Exhibit 1 to the Company's Form 8-A dated
                     August 24, 1994, and incorporated herein by reference.
      3.2(a)         Amended and Restated By-Laws of the Company, filed as
                     Exhibit 3.1(a) to the Company's January 31, 1999 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
      3.2(b)         Amendment to Amended and Restated By-Laws of the Company,
                     dated December 31, 1999, filed as Exhibit 3.1 to the
                     Company's October 31, 1999 Quarterly Report on Form 10-Q,
                     and incorporated herein by reference.
      3.2(c)         Amendment to Amended and Restated By-Laws of the Company
                     dated September 21, 2000.*
      4.1            Indenture dated as of April 13, 1998 between the Company and
                     The Bank of New York, Trustee, under which the 6.05% senior notes due 2003 and the 6.75% senior debentures due 2018 were issued, filed as Exhibit 4.1 to the Company's April 30, 1998
                     Quarterly Report on Form 10-Q, and incorporated herein by
                     reference.
      4.2            $400,000,000 Credit Agreement (364-Day Credit Agreement)
                     dated March 22, 2000 among Litton Industries, Inc., a group of banks and Morgan Guaranty Trust Company of New York, as
                     Administrative Agent, filed as Exhibit 4.1 to the Company's
                     April 30, 2000 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
      4.3            Indenture dated as of December 15, 1991 between the Company and The Bank of New York, Trustee, under which the 7.75% and
                     6.98% debentures due 2026 and 2036 were issued and specimens of such debentures, filed as Exhibit 4.1 of the Company's
                     April 30, 1996 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.

*Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
      4.4            $400,000,000 Five-Year Credit Agreement dated March 22,
                     2000, among Litton Industries, Inc., a group of banks and
                     Morgan Guaranty Trust Company of New York, as Administrative
                     Agent, filed as Exhibit 4.2 to the Company's April 30, 2000
                     Quarterly Report on Form 10-Q, and incorporated herein by
                     reference.
      4.5            Form of Exchange Security for the $400,000,000 8% senior
                     notes due 2009, filed as Exhibit 4.3 to the Company's April
                     30, 2000 Quarterly Report on Form 10-Q, and incorporated
                     herein by reference.
      4.6            Other instruments defining the rights of holders of other
                     long-term debt of the Registrant are not filed as exhibits because the amount of debt authorized under any such
                     instrument does not exceed 10% of the total assets of the
                     Registrant and its consolidated subsidiaries. The Registrant hereby undertakes to furnish a copy of any such instrument to the Commission upon request.
      4.7            Rights Agreement, together with exhibits thereto, dated
                     August 17, 1994 between Litton Industries, Inc. and The Bank of New York, as Rights Agent, filed as Exhibit 99.2 to Form
                     8-K dated August 17, 1994, and incorporated herein by
                     reference.
     10.1(a)         Board of Directors Resolutions, adopted December 3, 1999,
                     with respect to non-employee directors' annual retainer and attendance fees.*
     10.1(b)         Board of Directors Resolutions with respect to director
                     retirement age and with respect to postretirement payments to directors, including those payments made in the event of a change in control of the Company, adopted on September 24,
                     1998, filed as Exhibit 10.6 to the Company's October 31,
                     1998 Quarterly Report on Form 10-Q, and incorporated herein by reference.
     10.2(a)         Litton Supplemental Retirement Plan, filed as Exhibit 10.3 to the Company's 1983 Annual Report on Form 10-K, and
                     incorporated herein by reference.
     10.2(b)         Board of Directors Resolution, adopted December 2, 1992,
                     amending the Litton Supplemental Retirement Plan, filed as
                     Exhibit 10.1 to the Company's April 30, 1993 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.2(c)         Agreement of Trust between the Company and First Interstate
                     Bank of California, dated December 20, 1988, regarding
                     payments of pension benefits under the Litton Supplemental
                     Retirement Plan to certain former and present employees or their beneficiaries, filed as Exhibit 10.17 to the Company's
                     1989 Annual Report on Form 10-K, and incorporated herein by reference.
     10.2(d)         Amendments, through the date of the filing, to the Agreement of Trust dated December 20, 1988, and incorporated herein by reference.
     10.2(e)         Instruments dated April 16, 1990, and April 25, 1990,
                     removing First Interstate Bank of California as Trustee
                     under Agreement of Trust dated December 20, 1988, and
                     appointing Wells Fargo Bank, N.A., as Successor Trustee,
                     filed as Exhibit 10.17(c) to the Company's 1990 Annual
                     Report on Form 10-K, and incorporated herein by reference.

*Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.2(f)         Letter of Credit dated November 17, 1989, issued by Wells
                     Fargo Bank, N.A. pursuant to Agreement of Trust dated
                     December 20, 1988, filed as Exhibit 10.17(d) to the
                     Company's 1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.3(a)         Specimen of the form of the agreement presently outstanding under the Litton Industries, Inc. Executive Survivor Benefit
                     Plan, applicable to officers and certain key employees,
                     filed as Exhibit 10.4 to the Company's 1984 Annual Report on
                     Form 10-K, and incorporated herein by reference.
     10.3(b)         Board of Directors Resolutions amending the Executive
                     Survivor Benefit Plan, adopted June 12, 1986, filed as
                     Exhibit 10.4(a) to the Company's 1986 Annual Report on Form
                     10-K, and incorporated herein by reference.
     10.5(a)         Board of Directors Resolution with respect to incentive
                     loans, adopted September 26, 1991, filed as Exhibit 10.8(a)
                     to the Company's 1991 Annual Report on Form 10-K and
                     incorporated herein by reference.
     10.5(b)         Board of Directors Resolution, adopted September 19, 1996, amending the Company's incentive loan program, filed as
                     Exhibit 10.5(b) to the Company's 1996 Annual Report on Form
                     10-K and incorporated herein by reference.
     10.5(c)         Specimen of the form of promissory note applicable to loans presently outstanding under the Company's incentive loan
                     program, filed as Exhibit 10.8(b) to the Company's 1991
                     Annual Report on Form 10-K, and incorporated herein by
                     reference.
     10.7(a)         Supplemental Medical Insurance Plan for Key Executive
                     Employees incorporating all amendments thereto through the date of this filing, filed as Exhibit 10.10 to the Company's
                     1990 Annual Report on Form 10-K, and incorporated herein by reference.
     10.7(b)         Resolution adopted by the Compensation and Selection
                     Committee, dated January 26, 1994, approving the
                     participation by Orion L. Hoch and Catherine Nan Hoch in the
                     Supplemental Medical Insurance Plan, filed as Exhibit 10.2 to the Company's April 30, 1994 Quarterly Report on Form
                     10-Q, and incorporated herein by reference.
     10.9(a)         Supplemental Retirement Agreement between the Company and
                     Orion L. Hoch, filed as Exhibit 10.13(b) to the Company's
                     1983 Annual Report on Form 10-K, and incorporated herein by reference.
     10.9(b)         Amendments, through the date of the filing, to the
                     Supplemental Retirement Agreement between the Company and
                     Orion L. Hoch, and incorporated herein by reference.
     10.9(c)         Extract of the minutes of a meeting of the Compensation and
                     Selection Committee of the Board of Directors, held on March
                     31, 1988, with respect to the lifetime participation of Fred
                     W. O'Green and Mildred G. O'Green in the Supplemental
                     Medical Insurance Plan, filed as Exhibit 10.13(e) to the
                     Company's 1988 Annual Report on Form 10-K, and incorporated herein by reference.
     10.10(a)        Litton Industries, Inc. 1984 Long-Term Stock Incentive Plan,
                     as amended and restated, filed as Exhibit 10.1 to the
                     Company's October 31, 1996 Quarterly Report on Form 10-Q,
                     and incorporated herein by reference.
     10.10(b)        Amendment to Litton Industries, Inc. 1984 Long-Term Stock
                     Incentive Plan, adopted September 18, 1997, with respect to options issued to employees of Western Atlas Inc. and
                     subsequently UNOVA, Inc., filed as Exhibit 10.10(f) to the
                     Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.11           Litton Industries, Inc. Performance Award Plan, filed as
                     Exhibit 10.2 to the Company's October 31, 1996 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.12           Litton Industries, Inc. Restoration Plan filed as Exhibit
                     10.16 to the Company's 1989 Annual Report on Form 10-K, and
                     incorporated herein by reference.
     10.12(a)        Board of Directors Resolutions, adopted September 24, 1998 amending the Litton Industries, Inc. Restoration Plan, filed as Exhibit 10.1 to the Company's October 31, 1998 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.13           Litton Industries, Inc. Director Stock Option Plan, filed as
                     Exhibit 10.18(a) to the Company's 1989 Annual Report on Form
                     10-K, and incorporated herein by reference.
     10.14           Litton Industries, Inc. Non-Employee Director Stock Plan,
                     filed as Exhibit 10.3 to the Company's October 31, 1998
                     Quarterly Report on Form 10-Q, and incorporated herein by
                     reference.
     10.15           Litton Industries, Inc. Non-Employee Director Deferred
                     Compensation Plan, filed as Exhibit 10.4 to the Company's
                     October 31, 1998 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
     10.16           Copy of the Company's "Group Bonus Plan", which provides for incentive compensation rewards for certain Group Executives and other key group personnel, filed as Exhibit 10 to the
                     Company's October 31, 1997 Quarterly Report on Form 10-Q,
                     and incorporated herein by reference.
     10.18           Litton Industries, Inc. Deferred Compensation Plan for
                     Directors together with Board of Directors Resolution
                     adopted December 2, 1992, filed as Exhibit 10.3 to the
                     Company's April 30, 1993 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
     10.19           Form of Change of Control Employment Agreement between the
                     Company and certain executive officers, filed as Exhibit
                     10.27 to the Company's 1993 Annual Report on Form 10-K, and
                     incorporated herein by reference.
     10.19(a)        Board of Directors Resolutions, adopted September 24, 1998, amending the definition of the term "Annual Bonus" in the
                     Change of Control Employment Agreements between the Company and certain executive officers and group executives, filed as Exhibit 10.5 to the Company's October 31, 1998 Quarterly
                     Report on Form 10-Q, and incorporated herein by reference.
     10.20           Distribution and Indemnity Agreement between Litton
                     Industries, Inc. and Western Atlas Inc. dated March 17,
                     1994, filed as Exhibit 99.1 to Form 8-K dated March 17,
                     1994, and incorporated herein by reference.
     10.21           Tax Sharing Agreement between Litton Industries, Inc. and
                     Western Atlas Inc. dated March 17, 1994, filed as Exhibit
                     99.1 to Form 8-K dated March 17, 1994, and incorporated
                     herein by reference.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 EXHIBIT NO. AND
APPLICABLE SECTION
  OF ITEM 601 OF
  REGULATION S-K
------------------
     10.22(a)        Litton Industries, Inc. Supplemental Executive Retirement
                     Plan, effective August 1, 1995, to provide supplemental
                     retirement benefits to certain key executive employees,
                     filed as Exhibit 10.22 to the Company's 1995 Annual Report on Form 10-K, and incorporated herein by reference.
     10.22(b)        Amendment No. 1 to the Litton Industries, Inc. Supplemental
                     Executive Retirement Plan, filed as Exhibit 10.22(b) to the
                     Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     10.22(c)        Amendment No. 2 to the Litton Industries, Inc. Supplemental
                     Executive Retirement Plan, filed as Exhibit 10.22(c) to the
                     Company's 1997 Annual Report on Form 10-K, and incorporated herein by reference.
     10.23           Form of Litton Industries, Inc. Performance-Based Restricted
                     Stock Agreement, filed as Exhibit 10.1 to the Company's
                     October 31, 1999 Quarterly Report on Form 10-Q, and
                     incorporated herein by reference.
     10.24           Restricted Stock Agreement dated February 15, 1999 between the Company and D. Michael Steuert.*
     10.25           Restricted Stock Agreement dated February 15, 1999 between the Company and D. Michael Steuert.*
     10.26           Letter Agreement dated June 21, 2000 between the Company and
                     Ronald D. Sugar, filed as Exhibit 10.1 to the Company's
                     Report on Form 8-K dated June 22, 2000, and incorporated
                     herein by reference.
     10.27           Litton Industries, Inc. Supplemental Executive Retirement
                     Plan, as amended and restated as of August 1, 2000.*
     21              Subsidiaries of the Registrant included herein on page E-6.
     23              Independent Auditors' Consent included herein on page E-7.
     27              Financial Data Schedule included herein.
     99              Undertaking re: Indemnification for liabilities under
                     Securities Act, filed as Exhibit 19 to the Company's 1990
                     Annual Report on Form 10-K, and incorporated herein by
                     reference.

---------------

*Copies of these documents have been included in this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                                                      EXHIBIT 21

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                         SUBSIDIARIES OF THE REGISTRANT

                                                              JURISDICTION     PERCENTAGE
                                                                   OF              OF
                     NAME OF SUBSIDIARY                       INCORPORATION    OWNERSHIP
                     ------------------                       -------------    ----------
Ingalls Shipbuilding, Inc...................................  Delaware            100
Litton Systems, Inc.........................................  Delaware            100
PRC Inc.....................................................  Delaware            100
Litton Marine Systems, Inc..................................  Delaware            100
Avondale Industries, Inc....................................  Louisiana           100
TASC, Inc...................................................  Massachusetts       100

     The Registrant has additional operating subsidiaries, which considered in the aggregate as a single subsidiary, do not constitute a significant subsidiary.

     All above listed subsidiaries have been consolidated in the Registrant's financial statements.

                                                                      EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in (i) Registration Statement No. 333-92823 on Form S-4, (ii) Registration Statement No. 2-93044 on Form S-8,
(iii) Registration Statement No. 33-27467 on Form S-8, (iv) Registration Statement No. 33-27468 on Form S-8, (v) Registration Statement No. 33-44684 on Form S-3, (vi) Registration Statement No. 33-55944 on Form S-8, (vii) Registration Statement No. 333-13193 on Form S-3, (viii) Registration Statement No. 333-23447 on Form S-8, (ix) Registration Statement No. 333-28295 on Form S-3, (x) Registration Statement No. 333-50675 on Form S-8, (xi) Registration Statement No. 333-68279 on Form S-8, and (xii) Registration Statement No. 333-75049 on Form S-8 of our report dated October 10, 2000, appearing in this Annual Report on Form 10-K of Litton Industries, Inc. for the year ended July 31, 2000.

DELOITTE & TOUCHE LLP

Los Angeles, California
October 10, 2000