Form 10-Q
period 2000-10-31
LITTON INDUSTRIES INC
filed 2000-12-12
CIK 59880

   AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON DECEMBER 12, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     On November 30, 2000 there were 45,518,647 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED OCTOBER 31, 2000

                                                               PAGE
                                                              NUMBER
                                                              ------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Statements of Operations
           Three months ended October 31, 2000 and 1999.....     3

         Consolidated Balance Sheets
           October 31, 2000 and July 31, 2000...............     4

         Consolidated Statements of Cash Flows
           Three months ended October 31, 2000 and 1999.....     5

         Notes to Consolidated Financial Statements.........     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................    11

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk...............................................    13

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................    14

Item 6. Exhibits and Reports on Form 8-K....................    14

Signature...................................................    15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
Sales and Service Revenues..................................  $1,083,087    $999,963
Costs and Expenses
  Cost of sales.............................................     903,544     818,159
  Selling, general and administrative.......................      66,862      66,508
  Depreciation and amortization.............................      29,966      28,820
  Interest -- net...........................................      24,476      25,033
                                                              ----------    --------
          Total.............................................   1,024,848     938,520
                                                              ----------    --------
Earnings from Continuing Operations before Taxes on Income
  and Cumulative Effect of a Change in Accounting
  Principle.................................................      58,239      61,443
Taxes on Income.............................................     (23,878)    (25,192)
                                                              ----------    --------
Earnings from Continuing Operations before Cumulative Effect
  of a Change in Accounting Principle.......................      34,361      36,251
Income from Discontinued Operations, Net of Tax.............      10,501      16,511
                                                              ----------    --------
Earnings before Cumulative Effect of a Change in Accounting
  Principle.................................................      44,862      52,762
Cumulative Effect of a Change in Accounting Principle, Net
  of Tax....................................................          --      (2,777)
                                                              ----------    --------
Net Earnings................................................  $   44,862    $ 49,985
                                                              ==========    ========
Earnings per Share:
  Basic:
     Earnings from Continuing Operations before Cumulative
      Effect of a Change in Accounting Principle............  $     0.75    $   0.79
     Earnings from Discontinued Operations..................        0.23        0.36
     Cumulative Effect of a Change in Accounting
      Principle.............................................          --       (0.06)
                                                              ----------    --------
     Net Earnings...........................................  $     0.98    $   1.09
                                                              ==========    ========
  Diluted:
     Earnings from Continuing Operations before Cumulative
      Effect of a Change in Accounting Principle............  $     0.74    $   0.78
     Earnings from Discontinued Operations..................        0.23        0.35
     Cumulative Effect of a Change in Accounting
      Principle.............................................          --       (0.06)
                                                              ----------    --------
     Net Earnings...........................................  $     0.97    $   1.07
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              OCTOBER 31,     JULY 31,
                                                                 2000           2000
                                                              -----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   64,558     $   31,855
  Accounts receivable, net..................................     467,609        471,780
  Inventories less progress payments........................     354,106        329,971
  Deferred tax assets.......................................     305,075        311,362
  Prepaid expenses..........................................      24,735         22,924
  Net assets of discontinued operations.....................     998,804      1,025,726
                                                              ----------     ----------
          Total Current Assets..............................   2,214,887      2,193,618
                                                              ----------     ----------
Property, Plant and Equipment -- at cost....................   1,243,329      1,216,310
  Less accumulated depreciation.............................    (581,045)      (565,609)
                                                              ----------     ----------
Property, Plant and Equipment, Net..........................     662,284        650,701
                                                              ----------     ----------
Goodwill and Other Intangibles, Net.........................     897,925        911,571
                                                              ----------     ----------
Other Assets and Long-term Investments......................     504,403        481,165
                                                              ----------     ----------
          Total Assets......................................  $4,279,499     $4,237,055
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  257,648     $  281,574
  Accrued expenses..........................................     373,211        400,673
  Payrolls and related expenses.............................     166,875        152,219
  Taxes on income...........................................      45,177         37,450
  Short-term debt...........................................     118,208         81,662
  Contract liabilities and customer deposits................     147,284        167,554
                                                              ----------     ----------
          Total Current Liabilities.........................   1,108,403      1,121,132
                                                              ----------     ----------
Long-term Obligations.......................................   1,240,455      1,242,570
                                                              ----------     ----------
Pension and Other Postretirement Benefit Obligations........     194,380        193,912
                                                              ----------     ----------
Deferred Tax and Other Long-term Liabilities................     191,627        183,591
                                                              ----------     ----------
Stockholders' Investment
Capital stock
  Voting preferred stock -- Series B........................       2,053          2,053
  Common stock..............................................      45,441         45,290
Additional paid-in capital..................................     351,609        345,391
Retained earnings...........................................   1,204,744      1,160,176
Accumulated other comprehensive loss --
  Cumulative currency translation adjustment................     (54,826)       (52,673)
  Minimum pension liability adjustment, net of tax of
     $3,048.................................................      (4,387)        (4,387)
                                                              ----------     ----------
          Total Stockholders' Investment....................   1,544,634      1,495,850
                                                              ----------     ----------
          Total Liabilities and Stockholders' Investment....  $4,279,499     $4,237,055
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                               THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ---------------------
                                                                2000        1999
                                                              --------    ---------
Cash and cash equivalents at beginning of period............  $ 31,855    $  44,907
                                                              --------    ---------
Operating Activities
Continuing Operations
  Net earnings..............................................    34,361       33,474
  Adjustments to reconcile net earnings to net cash provided by operating activities
    Depreciation and amortization...........................    29,966       28,820
    Net periodic pension income.............................   (16,030)     (11,675)
    Cumulative effect of a change in accounting principle,
     net of tax.............................................        --        2,777
    Changes in assets and liabilities, net of effects of
     acquisitions/divestitures
      Accounts receivable...................................      (827)     (29,985)
      Inventories...........................................   (31,720)      14,818
      Prepaid expenses......................................    (1,905)       2,449
      Accounts payable......................................   (23,349)     (32,477)
      Accrued expenses......................................   (27,357)     (28,094)
      Payrolls and related expenses.........................    16,910       14,808
      Deferred and current taxes on income..................    22,790       17,242
      Contract liabilities and customer deposits............   (20,270)     (23,336)
    Other operating activities..............................     1,259       (2,032)
                                                              --------    ---------
Total from continuing operations............................   (16,172)     (13,211)
Net operating activities of discontinued operations.........    43,523       17,151
                                                              --------    ---------
Cash provided by operating activities.......................    27,351        3,940
                                                              --------    ---------
Investing Activities
Continuing Operations
  Purchase of capital assets................................   (32,803)     (23,451)
  Purchase of businesses, net of cash acquired..............        --     (536,121)
  Other investing activities................................     4,118          659
                                                              --------    ---------
Total from continuing operations............................   (28,685)    (558,913)
Net investing activities of discontinued operations.........      (609)      (4,458)
                                                              --------    ---------
Cash used for investing activities..........................   (29,294)    (563,371)
                                                              --------    ---------
Financing Activities
Continuing Operations
  Change in short-term debt, net............................    37,671      193,165
  Proceeds from issuance of long-term obligations...........        --      397,127
  Other financing activities................................     2,466       (2,739)
                                                              --------    ---------
Total from continuing operations............................    40,137      587,553
Net financing activities of discontinued operations.........    (5,491)      (2,124)
                                                              --------    ---------
Cash provided by financing activities.......................    34,646      585,429
                                                              --------    ---------
Resulting in increase in cash and cash equivalents..........    32,703       25,998
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $ 64,558    $  70,905
                                                              ========    =========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $ 43,491    $  37,802
  Income taxes paid, net....................................  $  2,688    $   8,154
  Acquisition of businesses:
    Fair value of assets acquired...........................  $     --    $ 737,382
    Less: Liabilities assumed...............................        --      162,312
         Cash acquired......................................        --       38,949
                                                              --------    ---------
    Net cash paid...........................................  $     --    $ 536,121
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED OCTOBER 31, 2000

     1. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. The results of operations for the three months ended October 31, 2000 are not necessarily indicative of operating results for the entire year.

     2. The components of inventory balances are summarized below:

                                                              OCTOBER 31,    JULY 31,
                                                                 2000          2000
                                                              -----------    ---------
                                                               (THOUSANDS OF DOLLARS)
Raw materials and work in progress..........................   $ 663,331     $ 617,818
Finished goods..............................................      20,976        18,253
                                                               ---------     ---------
                                                                 684,307       636,071
Less progress payments......................................    (330,201)     (306,100)
                                                               ---------     ---------
Net inventories.............................................   $ 354,106     $ 329,971
                                                               =========     =========

     3. Interest (expense) income is shown below:

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Interest expense............................................  $(25,709)    $(26,218)
Interest income.............................................     1,233        1,185
                                                              --------     --------
Net interest expense........................................  $(24,476)    $(25,033)
                                                              ========     ========

     4. Comprehensive income and its components are summarized below:

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Net earnings................................................   $44,862      $49,985
Currency translation adjustments............................    (2,153)       1,900
                                                               -------      -------
Total comprehensive income..................................   $42,709      $51,885
                                                               =======      =======

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 2000

     5. Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                                  THREE MONTHS ENDED
                                                                     OCTOBER 31,
                                                            ------------------------------
                                                                2000             1999
                                                            -------------    -------------
                                                            (THOUSANDS OF DOLLARS, EXCEPT
                                                                  PER SHARE AMOUNTS)
Earnings from Continuing Operations before Cumulative
  Effect of a Change in Accounting Principle..............   $    34,361      $    36,251
Preferred stock dividends.................................          (205)            (205)
                                                             -----------      -----------
Earnings from Continuing Operations before Cumulative
  Effect of a Change in Accounting Principle available to
  common stockholders.....................................        34,156           36,046
Income from Discontinued Operations, Net of Tax...........        10,501           16,511
                                                             -----------      -----------
Earnings before Cumulative Effect of a Change in
  Accounting Principle available to common stockholders...        44,657           52,557
Cumulative Effect of a Change in Accounting Principle, Net
  of Tax..................................................            --           (2,777)
                                                             -----------      -----------
Net earnings available to common stockholders.............   $    44,657      $    49,780
                                                             ===========      ===========
Weighted average common shares outstanding used for basic
  earnings per share......................................    45,492,281       45,577,845
Dilutive effect of stock options..........................       492,215          764,752
                                                             -----------      -----------
Number of shares used for diluted earnings per share......    45,984,496       46,342,597
                                                             ===========      ===========
Basic:
  Earnings from Continuing Operations before Cumulative
     Effect of a Change in Accounting Principle...........   $      0.75      $      0.79
  Income from Discontinued Operations.....................          0.23             0.36
  Cumulative Effect of a Change in Accounting Principle...            --            (0.06)
                                                             -----------      -----------
  Net earnings............................................   $      0.98      $      1.09
                                                             ===========      ===========
Diluted:
  Earnings from Continuing Operations before Cumulative
     Effect of a Change in Accounting Principle...........   $      0.74      $      0.78
  Income from Discontinued Operations.....................          0.23             0.35
  Cumulative Effect of a Change in Accounting Principle...            --            (0.06)
                                                             -----------      -----------
  Net earnings............................................   $      0.97      $      1.07
                                                             ===========      ===========

     6. The Company's continuing operations are reported in three segments:
Information Systems, Ship Systems, and Electronic Components and Materials. See
Note 7 for discussion of discontinued operations.

     The Information Systems segment designs, develops, integrates and supports computer-based information systems and provides information technology and services primarily for government customers.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 2000

     The Ship Systems segment is engaged in the building of large multimission surface ships for the U.S. Navy as well as other government and commercial customers worldwide and is a provider of overhaul, repair, modernization, ship design and engineering services.

     The U.S. Government is a significant customer of the Information Systems and Ship Systems segments.

     The Electronic Components and Materials segment is an international supplier of complex backplanes, connectors, laser crystals, solder materials, specialty products and other electronic components used primarily in the telecommunications, industrial and computer markets.

     Corporate amounts include primarily general corporate expenses.

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (MILLIONS OF DOLLARS)
Sales and Service Revenues from Unaffiliated Customers
  Information Systems.......................................    $  339       $  368
  Ship Systems..............................................       544          472
  Electronic Components and Materials.......................       200          160
                                                                ------       ------
  Total Sales and Service Revenues..........................    $1,083       $1,000
                                                                ======       ======
Intersegment Sales and Service Revenues
  Information Systems.......................................    $    2       $    1
  Electronic Components and Materials.......................         2            2
                                                                ------       ------
  Total Intersegment Sales and Service Revenues.............    $    4       $    3
                                                                ======       ======
Operating Profit
  Information Systems.......................................    $   19       $   20
  Ship Systems..............................................        45           59
  Electronic Components and Materials.......................        33           24
                                                                ------       ------
  Operating Profit..........................................        97          103
  Interest and Corporate Amounts............................       (39)         (42)
                                                                ------       ------
Earnings from Continuing Operations before Taxes on Income
 and Cumulative Effect of a Change in Accounting
 Principle..................................................    $   58       $   61
                                                                ======       ======

     7. Discontinued Operations -- On November 3, 2000, the Company's Board of Directors approved a formal plan to sell the Advanced Electronics segment. The principal businesses comprising the Advanced Electronics segment are navigation, guidance and control systems, marine electronics and electronic warfare systems. The results of operations, financial position, and cash flows of the Advanced Electronics segment have been reclassified as discontinued operations; and, for all periods presented, the consolidated financial statements and notes have been reclassified to conform to this presentation. The Company expects to sell the associated businesses within one year. Management believes the sum of segment income through the disposal date and the proceeds from the sale of the Advanced Electronics segment will exceed the sum of current book value and costs and expenses directly attributable to the sale. The resulting expected gain on disposal will be recorded when it is realized.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 2000

     The results of discontinued operations for the three months ended October 31, 2000 and 1999 are summarized as follows:

                                                                THREE MONTHS ENDED
                                                                   OCTOBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Sales.......................................................  $329,660     $370,827

Earnings Before Taxes on Income.............................  $ 17,797     $ 27,984
Taxes on Income.............................................    (7,296)     (11,473)
                                                              --------     --------
          Net Earnings from Discontinued Operations.........  $ 10,501     $ 16,511
                                                              ========     ========

     The above amounts do not include an allocation of corporate interest expense or allocated corporate overhead. Tax expense has been allocated to the Advanced Electronics segment on a method that approximates the separate return method.

     The net assets of the discontinued operations in the October 31, 2000 and July 31, 2000 consolidated balance sheets are comprised of:

                                                              OCTOBER 31,     JULY 31,
                                                                 2000           2000
                                                              -----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Assets
  Accounts receivable.......................................  $  297,155     $  348,755
  Inventories less progress payments........................     420,337        426,573
  Other current assets......................................      93,783         88,334
  Property, plant and equipment, net........................     194,752        200,572
  Goodwill and other intangibles, net.......................     344,757        355,945
  Other non-current assets..................................     217,385        204,373
                                                              ----------     ----------
          Total Assets......................................  $1,568,169     $1,624,552
                                                              ----------     ----------
Liabilities
  Accounts payable..........................................  $   67,614     $   81,764
  Accrued expenses..........................................     103,901        119,887
  Payroll and related expenses..............................      74,344         73,606
  Other current liabilities.................................     133,671        135,054
  Non-current liabilities...................................     189,835        188,515
                                                              ----------     ----------
          Total Liabilities.................................  $  569,365     $  598,826
                                                              ----------     ----------
          Net Assets of Discontinued Operations.............  $  998,804     $1,025,726
                                                              ==========     ==========

     Results of discontinued operations for the three months ended October 31, 2000 included a $15 million charge for additional costs growth on a fixed-price development program for electronic shipboard modernization of the U.S. Navy CG 47 Cruisers. The cost and effort to develop, integrate and install the customized "Smart Ship" software system was more than originally contemplated by both parties. As a result, the Company is currently in discussion with the Navy to restructure the program. The Company has therefore recorded expected cost growth through ship three of the eight-ship program, which does not include potential reimbursement of requests for equitable adjustment for completed work. To date, no loss has been recorded on ships four through eight, as management is in discussions with the Navy to address contractual issues affecting future ship upgrades and the ultimate outcome of these discussions cannot be presently determined. If the discussions do not proceed favorably, additional losses may result net of any potential reimbursement of requests for equitable adjustments.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      THREE MONTHS ENDED OCTOBER 31, 2000

     8. Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company enters into forward contracts primarily to hedge certain sales and purchase commitments denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the sales and purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. The forward contracts generally have maturity dates of up to two years. The adoption of SFAS 133 did not result in a material impact to the Company's consolidated financial statements.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. The notional amount of derivatives outstanding at October 31, 2000 was $35.9 million. An unrealized loss of $5.3 million on the forward contracts, and an offsetting unrealized gain of $5.3 million on the underlying hedged transactions, were recorded as a liability and asset, respectively, in the consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", with an effective date no later than the fourth quarter of the Company's fiscal year 2001. The Company believes that its revenue recognition practices are already consistent with the requirements of SAB No. 101.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the fourth quarter of fiscal year 2000, the Company transferred its Integrated Systems division (formerly known as the Data Systems division) from the Information Systems segment to the Advanced Electronics segment. Accordingly, the information for the first quarter of fiscal year 2000 has been restated to reflect this change. As previously discussed, the decision to sell the businesses comprising the Advanced Electronics segment has resulted in the reclassification of financial results for all periods presented herein as discontinued operations.

RESULTS OF CONTINUING OPERATIONS

     The Company reported revenues and segment operating profit of $1.08 billion and $97.5 million for the first quarter ended October 31, 2000 compared with $1.0 billion and $103.0 million, respectively, for the first quarter of fiscal year 2000. Net earnings and diluted earnings per share for the first three months of fiscal year 2001 were $34.4 million and $.74, respectively, compared with net earnings and diluted earnings per share before cumulative effect of a change in accounting principle of $36.3 million and $.78, respectively for the prior fiscal year. The cumulative effect of a change in accounting principle (net of tax) of $2.8 million or $.06 per share resulted from the first quarter fiscal year 2000 adoption of Statement of Position 97-3, which required a change in the accounting for assessments by the workers' compensation second-injury fund administered by the Department of Labor.

INFORMATION SYSTEMS

     The Information Systems segment reported revenues and operating profit of $341.0 million and $19.1 million for the first quarter of fiscal year 2001 compared with $368.9 million and $20.0 million, respectively, for the first quarter of fiscal year 2000. While operating margins improved slightly, revenues decreased as a result of the sale of several non-core businesses during fiscal year 2000 and the completion of two long-term programs at the Company's PRC Inc. subsidiary in the first quarter of the current fiscal year. Firm backlog at October 31, 2000 for the Information Systems segment increased to $952.1 million from $777.5 million at July 31, 2000. This increase was primarily due to a contract awarded by the U.S. government to provide systems engineering and technical assistance for communications related systems. The segment reported non-firm unfunded backlog with potential contract values of $2.3 billion at October 31, 2000 compared with $2.1 billion at July 31, 2000.

SHIP SYSTEMS

     The Ship Systems segment reported revenues and operating profit of $544.0 million and $45.7 million for the first quarter of fiscal year 2001 compared with $472.4 million and $58.6 million for the first three months of fiscal year 2000. Revenues increased due mainly to higher levels of construction activities on long-term contracts at the Company's Ingalls Shipbuilding Inc. subsidiary ("Ingalls"). Current construction activities at Ingalls include six Aegis destroyers and the seventh LHD class amphibious assault ship for the U.S. Navy and two passenger cruise ships for a commercial customer. Major contracts under construction at Avondale Industries, Inc. ("Avondale") include four Sealift support ships and three LPD 17 Class amphibious assault ships for the U.S. Navy and three double-hulled Polar tankers for a commercial customer. Avondale is currently under contract to construct three ships for the LPD 17 program while a fourth is being built by a team member under a cost reimbursable contract. Ship Systems operating profit was negatively impacted by the increasing mix of lead ship activity on the double-hulled Polar tankers, LPD 17 program and commercial cruise ships. During the quarter the Company recorded cost growth of $20 million in the Polar tanker program, which was substantially offset by favorable changes in estimated overhead rates and other items. Future performance on the overall program will be determined after completion of lead ship testing and evaluation during upcoming sea trials and a full assessment of the benefits of productivity improvement initiatives undertaken by management. Concurrent with these measurements, management is discussing cost containment and revised delivery schedules for the remaining tankers with its subcontractors and customer. Ship Systems backlog was $5.6 billion at the end of the first quarter versus $5.8 billion at the end of fiscal year 2000.

ELECTRONIC COMPONENTS AND MATERIALS

     Revenues and operating profit for the Electronic Components and Materials segment were $201.5 million and $32.7 million for the first quarter of the current fiscal year, compared with $161.5 million and $24.4 million, respectively, for the same period of the prior year. Sales increases of approximately 30% at Litton's Interconnect Products and Electronic Materials divisions combined to generate the quarter's strong results, demonstrating continued strong demand from the segment's telecommunications and networking customers. The outlook for growth opportunities in commercial electronics remains favorable and, in response, the Company has increased capital spending on new product development and production capacity expansion.

PENSION INCOME

     Operating results for the first quarter of fiscal years 2001 and 2000 included $16.0 million and $11.7 million, respectively, in pre-tax periodic non-cash pension income under the Company's defined benefit plans. These amounts, when combined with the costs of the Company's other benefit plans, resulted in approximately $5.7 million and $1.6 million pre-tax income, respectively.

DISCONTINUED OPERATIONS

     As discussed in Note 7, on November 3, 2000, the Company's Board of Directors approved a formal plan to sell the Advanced Electronics segment. Accordingly, results for this segment have been classified as discontinued operations. The Company expects to sell the associated businesses within one year. Management believes the sum of segment income through the disposal date and proceeds from the sale will exceed the sum of current book value and costs and expenses directly attributable to the sale. The resulting expected gain on disposal will be recorded when it is realized.

     Net earnings from discontinued operations amounted to $10.5 million for the first quarter of fiscal year 2001 as compared with $16.5 million for the first quarter of the prior year. Diluted earnings per share for the same periods were $.23 and $.35, respectively. The current quarter's results were adversely affected by additional cost growth provision totaling $15 million for the CG 47 Ships Automated Electronics program, a fixed-price development program for electronic shipboard modernization of U.S. Navy cruisers. The cost and effort to develop, integrate and install the customized "Smart Ship" software system was more than originally contemplated by both parties. As a result, the Company is currently in discussion with the Navy to restructure the program. The Company has therefore recorded expected cost growth through ship three of the eight-ship program, which does not include potential reimbursement of requests for equitable adjustment for completed work. To date, no loss has been recorded on ships four through eight, as management is in discussions with the Navy to address contractual issues affecting future ship upgrades and the ultimate outcome of these discussions cannot be presently determined. If the discussions do not proceed favorably, additional losses may result net of any potential reimbursement of requests for equitable adjustments. The Navy formally accepted delivery of the first ship, the USS Ticonderoga, in the fourth quarter of fiscal year 2000. The second ship in the program, the USS Monterey, successfully completed sea trials in October, performing beyond customer expectations during 46 shipwide exercises. The USS Monterey installation took approximately 20 weeks, a substantial improvement over the 70 weeks for the first CG 47 upgrade.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and marketable securities increased to $64.6 million at October 31, 2000 from $31.9 million at July 31, 2000. Net cash used by operating activities of continuing operations amounted to $16.2 million for the first three months of the current fiscal year compared with a net use of $13.2 million for the first three months of the prior fiscal year. Inclusive of discontinued operations, net cash provided by operating activities amounted to $27.4 million for the first quarter of the current fiscal year compared with $3.9 million for the first quarter of the prior fiscal year. Net cash used for investing activities in the prior year's first quarter included the acquisition of Avondale on August 2, 1999, for which the Company issued $400 million of 8% senior notes due 2009 and short-term borrowings. Capital expenditures were higher in the current year's first quarter due mainly to investments made by the Ship Systems segment to improve productivity and by the Electronic Components and Materials segment to expand capacity and for new product development. Management believes that cash flow from operations, along with available borrowing capacity, will be sufficient to meet anticipated operating needs and to fund capital spending programs. At October 31, 2000, the Company had unused credit commitments of $800 million under two revolving credit agreements with various banks which serve as back-up facilities for its commercial paper program.

     Net interest expense for the current year's first quarter amounted to $24.5 million compared with $25.0 million for the prior year's period.

NEW ACCOUNTING STANDARDS

     Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company enters into forward contracts primarily to hedge certain sales and purchase commitments denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the sales and purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. The forward contracts generally have maturity dates of up to two years. The adoption of SFAS 133 did not result in a material impact to the Company's consolidated financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", with an effective date no later than the fourth quarter of the Company's fiscal year 2001. The Company believes that its revenue recognition practices are already consistent with the requirements of SAB No. 101.

SAFE HARBOR CAUTIONARY STATEMENT

     This document contains forward-looking statements made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements reflect management's current assumptions and estimates of future performance and economic conditions, and are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion identifying important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company's 2000 Annual Report on Form 10-K, and other documents, filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 for a discussion of its exposure to market risks. There has been no significant change during the first quarter ended October 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton brought suit against Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton which the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision and reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for determination on both liability and damages. In July 1999, the District Court heard motions for summary judgment filed on behalf of Litton and Honeywell. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. On February 28, 2000, the Company filed an appeal of the District Court's ruling in the Federal Circuit Court of Appeals. Briefs have been filed by both sides and the parties await a hearing before the Appellate Court. On November 1, 2000, the parties presented oral arguments to the Court of Appeals. As of this writing, the Court has not issued a decision.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell for $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs. Both Honeywell and Litton have appealed the judge's decision to the Ninth Circuit Court of Appeals. Briefs have been filed and the parties await a hearing before the Appellate Court.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    Exhibit 3.2:     Restated By-laws of the Company, dated December 8, 2000.
    Exhibit 10.1:    2000 Long-Term Stock Incentive Plan.
    Exhibit 27:      Financial Data Schedule.

     (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the first quarter ended October 31, 2000.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LITTON INDUSTRIES, INC.
                                          (Registrant)

                                          By      /s/ SANDRA J. WRIGHT
                                            ------------------------------------
                                                      Sandra J. Wright
                                               Vice President and Controller
                                                 (Chief Accounting Officer)

December 12, 2000

                                 EXHIBIT INDEX



EXHIBIT NO.                  DESCRIPTION
-----------                  -----------

    3.2             Restated By-laws of Company, dated December 8, 2000

   10.1             2000 Long-Term Stock Incentive Plan

   27               Financial Data Schedule