Form 10-Q
period 2001-01-31
LITTON INDUSTRIES INC
filed 2001-03-06
CIK 59880

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 6, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2001

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

     On February 28, 2001 there were 45,759,392 shares of Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                     INDEX

                              REPORT ON FORM 10-Q

                       FOR QUARTER ENDED JANUARY 31, 2001

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Consolidated Statements of Operations
         Six months ended January 31, 2001 and 2000..................         3
         Consolidated Statements of Operations
         Three months ended January 31, 2001 and 2000................         4
         Consolidated Balance Sheets
         January 31, 2001 and July 31, 2000..........................         5
         Consolidated Statements of Cash Flows
         Six months ended January 31, 2001 and 2000..................         6
         Notes to Consolidated Financial Statements..................         7
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        11
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................        14

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................        15
Item 4.  Submission of Matters to a Vote of Security Holders.........        16
Item 6.  Exhibits and Reports on Form 8-K............................        16
Signature............................................................        17

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                  SIX MONTHS ENDED
                                                                    JANUARY 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Sales and Service Revenues..................................  $2,757,631    $2,719,793
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   2,221,479     2,176,214
  Selling, general and administrative.......................     235,512       242,462
  Depreciation and amortization.............................      91,674        95,678
  Gain on sale of business..................................          --        (7,571)
  Special charges...........................................      (3,015)        6,254
  Interest -- net...........................................      51,742        54,875
                                                              ----------    ----------
          Total.............................................   2,597,392     2,567,912
                                                              ----------    ----------
Earnings before Taxes on Income and Cumulative Effect of a
  Change in Accounting Principle............................     160,239       151,881
Taxes on Income.............................................     (65,698)      (62,271)
                                                              ----------    ----------
Earnings before Cumulative Effect of a Change in Accounting
  Principle.................................................      94,541        89,610
Cumulative Effect of a Change in Accounting Principle, Net
  of Tax....................................................          --        (2,777)
                                                              ----------    ----------
Net Earnings................................................  $   94,541    $   86,833
                                                              ==========    ==========
Earnings per Share:
  Basic:
     Earnings before Cumulative Effect of a Change in
      Accounting Principle..................................  $     2.06    $     1.96
     Cumulative Effect of a Change in Accounting
      Principle.............................................          --         (0.06)
                                                              ----------    ----------
     Net Earnings...........................................  $     2.06    $     1.90
                                                              ==========    ==========
  Diluted:
     Earnings before Cumulative Effect of a Change in
      Accounting Principle..................................  $     2.03    $     1.93
     Cumulative Effect of a Change in Accounting
      Principle.............................................          --         (0.06)
                                                              ----------    ----------
     Net Earnings...........................................  $     2.03    $     1.87
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                 THREE MONTHS ENDED
                                                                    JANUARY 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
Sales and Service Revenues..................................  $1,344,884    $1,349,003
                                                              ----------    ----------
Costs and Expenses
  Cost of sales.............................................   1,069,303     1,093,977
  Selling, general and administrative.......................     120,971       115,863
  Depreciation and amortization.............................      45,944        48,682
  Gain on sale of business..................................          --        (7,571)
  Special charges...........................................      (3,015)        6,254
  Interest -- net...........................................      27,478        29,344
                                                              ----------    ----------
          Total.............................................   1,260,681     1,286,549
                                                              ----------    ----------
Earnings before Taxes on Income.............................      84,203        62,454
Taxes on Income.............................................     (34,524)      (25,606)
                                                              ----------    ----------
Net Earnings................................................  $   49,679    $   36,848
                                                              ==========    ==========
Earnings per Share:
  Basic.....................................................  $     1.08    $     0.80
                                                              ==========    ==========
  Diluted...................................................  $     1.06    $     0.80
                                                              ==========    ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              JANUARY 31,     JULY 31,
                                                                 2001           2000
                                                              -----------    ----------
ASSETS
Current Assets
  Cash and cash equivalents.................................  $   73,601     $   32,097
  Accounts receivable, net..................................     794,411        820,535
  Inventories less progress payments........................     784,345        756,544
  Deferred tax assets.......................................     371,923        388,525
  Prepaid expenses..........................................      32,933         33,853
                                                              ----------     ----------
          Total Current Assets..............................   2,057,213      2,031,554
                                                              ----------     ----------
Property, Plant and Equipment -- at cost....................   1,859,790      1,805,767
  Less accumulated depreciation.............................    (989,726)      (954,494)
                                                              ----------     ----------
Property, Plant and Equipment, Net..........................     870,064        851,273
                                                              ----------     ----------
Goodwill and Other Intangibles, Net.........................   1,230,433      1,267,516
                                                              ----------     ----------
Other Assets and Long-term Investments......................     750,373        685,538
                                                              ----------     ----------
          Total Assets......................................  $4,908,083     $4,835,881
                                                              ==========     ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current Liabilities
  Accounts payable..........................................  $  310,079     $  363,338
  Accrued expenses..........................................     473,593        520,560
  Payrolls and related expenses.............................     225,980        225,825
  Taxes on income...........................................      62,095         56,019
  Short-term debt...........................................     184,216        106,236
  Contract liabilities and customer deposits................     204,192        259,465
                                                              ----------     ----------
          Total Current Liabilities.........................   1,460,155      1,531,443
                                                              ----------     ----------
Long-term Obligations.......................................   1,293,033      1,293,062
                                                              ----------     ----------
Pension and Other Postretirement Benefit Obligations........     303,323        299,983
                                                              ----------     ----------
Deferred Tax and Other Long-term Liabilities................     240,778        215,543
                                                              ----------     ----------
Stockholders' Investment
  Capital stock
     Voting preferred stock -- Series B.....................       2,053          2,053
     Common stock...........................................      45,711         45,290
  Additional paid-in capital................................     364,792        345,391
  Retained earnings.........................................   1,254,218      1,160,176
  Accumulated other comprehensive loss --
     Cumulative currency translation adjustment.............     (51,593)       (52,673)
     Minimum pension liability adjustment, net of tax of
      $3,048................................................      (4,387)        (4,387)
                                                              ----------     ----------
          Total Stockholders' Investment....................   1,610,794      1,495,850
                                                              ----------     ----------
          Total Liabilities and Stockholders' Investment....  $4,908,083     $4,835,881
                                                              ==========     ==========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                SIX MONTHS ENDED
                                                                   JANUARY 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Cash and cash equivalents at beginning of period............  $ 32,097    $  41,990
                                                              --------    ---------
Operating Activities
  Net earnings..............................................    94,541       86,833
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization..........................    91,674       95,678
     Net periodic pension income............................   (57,644)     (42,896)
     Gain on sale of business...............................        --       (7,571)
     Special charges........................................    (3,015)       6,254
     Cumulative effect of a change in accounting principle,
      net of tax............................................        --        2,777
     Changes in assets and liabilities, net of effects of
      acquisitions/divestitures
       Accounts receivable..................................    25,360      (26,491)
       Inventories..........................................   (29,279)     (23,323)
       Prepaid expenses.....................................       950       (3,119)
       Accounts payable.....................................   (53,328)     (71,656)
       Accrued expenses.....................................   (41,524)     (35,743)
       Payrolls and related expenses........................       (13)       4,975
       Deferred and current taxes on income.................    49,459       24,744
       Contract liabilities and customer deposits...........   (55,273)     (23,229)
     Other operating activities.............................    (1,606)      (3,468)
                                                              --------    ---------
Cash provided by (used for) operating activities............    20,302      (16,235)
                                                              --------    ---------
Investing Activities
  Purchase of capital assets................................   (81,504)     (59,034)
  Purchase of businesses, net of cash acquired..............        --     (542,128)
  Proceeds from sale of businesses..........................     9,055       19,276
  Other investing activities................................     4,272        6,690
                                                              --------    ---------
Cash used for investing activities..........................   (68,177)    (575,196)
                                                              --------    ---------
Financing Activities
  Change in short-term debt, net............................    79,564      224,763
  Proceeds from issuance of long-term obligations...........        --      396,892
  Cash proceeds from exercise of stock options..............    14,289        1,110
  Other financing activities................................    (4,474)      (7,572)
                                                              --------    ---------
Cash provided by financing activities.......................    89,379      615,193
                                                              --------    ---------
Resulting in increase in cash and cash equivalents..........    41,504       23,762
                                                              --------    ---------
Cash and cash equivalents at end of period..................  $ 73,601    $  65,752
                                                              ========    =========
Supplemental disclosure of cash flow information
  Interest paid.............................................  $ 53,242    $  45,098
  Income taxes paid, net....................................  $ 10,656    $  32,202
  Acquisition of businesses:
     Fair value of assets acquired..........................  $     --    $ 728,192
     Less: Liabilities assumed..............................        --      147,115
           Cash acquired....................................        --       38,949
                                                              --------    ---------
     Net cash paid..........................................  $     --    $ 542,128
                                                              ========    =========

          See accompanying notes to consolidated financial statements.

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SIX MONTHS ENDED JANUARY 31, 2001

     1. On December 21, 2000, the Company signed a definitive merger agreement with Northrop Grumman Corporation ("Northrop Grumman") under which Northrop Grumman would commence a tender offer to acquire for cash all of the outstanding stock of Litton for $80 per Common share and $35 per Series B Preferred share. Litton Common shares not acquired in the tender offer would be converted into $80 cash per share in a subsequent merger. The terms of the merger agreement were subsequently amended on January 23, 2001 to restructure the offer for all Litton Common shares. As amended, the agreement provides to Litton Common stockholders who tender their shares the right to elect to receive $80 per share in cash, the equivalent of $80.25 in common stock of NNG, Inc. (a new holding company for Northrop Grumman), subject to proration, or the equivalent of $80 in liquidation value of a new class of NNG, Inc. preferred stock, subject to proration, in exchange for their Litton Common stock. The offer for Litton's Series B Preferred stock remains at $35 per share in cash. If the exchange offer is successfully completed, there will be a second-step merger in which all remaining Litton Common shares will be acquired for $80 per share in cash and all remaining Series B Preferred shares will remain outstanding.

     2. The amounts included in this report are unaudited; however, in the opinion of management, all adjustments necessary for a fair statement of results for the stated periods have been included. These adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain reclassifications of prior period information were made for comparative purposes. These interim consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000. The results of operations for the six months ended January 31, 2001 are not necessarily indicative of operating results for the entire year.

     3. The components of inventory balances are summarized below:

                                                              JANUARY 31,     JULY 31,
                                                                 2001           2000
                                                              -----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Raw materials and work in progress..........................  $1,152,857     $1,087,472
Finished goods..............................................      34,938         47,075
                                                              ----------     ----------
                                                               1,187,795      1,134,547
Less progress payments......................................    (403,450)      (378,003)
                                                              ----------     ----------
Net inventories.............................................  $  784,345     $  756,544
                                                              ==========     ==========

     4. Interest (expense) income is shown below:

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JANUARY 31,             JANUARY 31,
                                          --------------------    --------------------
                                            2001        2000        2001        2000
                                          --------    --------    --------    --------
                                                     (THOUSANDS OF DOLLARS)
Interest expense........................  $(29,022)   $(30,575)   $(55,006)   $(57,402)
Interest income.........................     1,544       1,231       3,264       2,527
                                          --------    --------    --------    --------
Net interest expense....................  $(27,478)   $(29,344)   $(51,742)   $(54,875)
                                          ========    ========    ========    ========

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2001

     5. Comprehensive income and its components are summarized below:

                                                THREE MONTHS ENDED    SIX MONTHS ENDED
                                                   JANUARY 31,           JANUARY 31,
                                                ------------------    -----------------
                                                 2001       2000       2001      2000
                                                -------    -------    -------   -------
                                                        (THOUSANDS OF DOLLARS)
Net earnings..................................  $49,679    $36,848    $94,541   $86,833
Currency translation adjustments..............    3,233     (2,421)     1,080      (521)
                                                -------    -------    -------   -------
Total comprehensive income....................  $52,912    $34,427    $95,621   $86,312
                                                =======    =======    =======   =======

     6. Basic earnings per share ("EPS") is calculated based on the weighted average number of shares outstanding and diluted EPS includes the effects of dilutive potential common shares.

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JANUARY 31,                 JANUARY 31,
                                              -------------------------   -------------------------
                                                 2001          2000          2001          2000
                                              -----------   -----------   -----------   -----------
                                                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Earnings before Cumulative Effect of a
  Change in Accounting Principle............  $    49,679   $    36,848   $    94,541   $    89,610
Preferred stock dividends...................         (205)         (205)         (410)         (410)
                                              -----------   -----------   -----------   -----------
Earnings before Cumulative Effect of a
  Change in Accounting Principle available
  to common stockholders....................       49,474        36,643        94,131        89,200
Cumulative Effect of a Change in Accounting
  Principle, Net of Tax.....................           --            --            --        (2,777)
                                              -----------   -----------   -----------   -----------
Net earnings available to common
  stockholders..............................  $    49,474   $    36,643   $    94,131   $    86,423
                                              ===========   ===========   ===========   ===========
Weighted average common shares outstanding
  used for basic earnings per share.........   45,720,010    45,556,749    45,607,370    45,566,348
Dilutive effect of stock options............    1,165,807       456,312       829,011       610,532
                                              -----------   -----------   -----------   -----------
Number of shares used for diluted earnings
  per share.................................   46,885,817    46,013,061    46,436,381    46,176,880
                                              ===========   ===========   ===========   ===========
Basic:
  Earnings before Cumulative Effect of a
     Change in Accounting Principle.........  $      1.08   $      0.80   $      2.06   $      1.96
  Cumulative Effect of a Change in
     Accounting Principle...................           --            --            --         (0.06)
                                              -----------   -----------   -----------   -----------
  Net earnings..............................  $      1.08   $      0.80   $      2.06   $      1.90
                                              ===========   ===========   ===========   ===========
Diluted:
  Earnings before Cumulative Effect of a
     Change in Accounting Principle.........  $      1.06   $      0.80   $      2.03   $      1.93
  Cumulative Effect of a Change in
     Accounting Principle...................           --            --            --         (0.06)
                                              -----------   -----------   -----------   -----------
  Net earnings..............................  $      1.06   $      0.80   $      2.03   $      1.87
                                              ===========   ===========   ===========   ===========

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2001

     7. The Company's operations are reported in four segments: Advanced Electronics, Information Systems, Ship Systems, and Electronic Components and Materials.

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

     Corporate amounts include primarily general corporate expenses.

                                                          THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JANUARY 31,          JANUARY 31,
                                                          ------------------    ----------------
                                                           2001       2000       2001      2000
                                                          -------    -------    ------    ------
                                                                  (MILLIONS OF DOLLARS)
Sales and Service Revenues from Unaffiliated Customers
  Advanced Electronics..................................  $  354     $  368     $  684    $  739
  Information Systems...................................     329        336        668       704
  Ship Systems..........................................     474        485      1,018       957
  Electronic Components and Materials...................     188        160        388       320
                                                          ------     ------     ------    ------
Total Sales and Service Revenues........................  $1,345     $1,349     $2,758    $2,720
                                                          ======     ======     ======    ======
Intersegment Sales and Service Revenues
  Advanced Electronics..................................  $    6     $    9     $   15    $   17
  Information Systems...................................       1          1          3         2
  Electronic Components and Materials...................       1          2          3         4
                                                          ------     ------     ------    ------
Total Intersegment Sales and Service Revenues...........  $    8     $   12     $   21    $   23
                                                          ======     ======     ======    ======
Operating Profit (Loss)
  Advanced Electronics..................................  $   50     $  (16)    $   66    $   13
  Information Systems...................................      22         31         41        51
  Ship Systems..........................................      23         64         69       122
  Electronic Components and Materials...................      33         26         66        51
  Gain on Sale of Business..............................      --          7         --         7
  Special Charges (see Note 8)..........................       3         (6)         3        (6)
                                                          ------     ------     ------    ------
  Operating Profit......................................     131        106        245       238
  Interest and Corporate Amounts........................     (47)       (44)       (85)      (86)
                                                          ------     ------     ------    ------
Earnings before Taxes on Income and Cumulative Effect of
  a Change in Accounting Principle......................  $   84     $   62     $  160    $  152
                                                          ======     ======     ======    ======

                LITTON INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       SIX MONTHS ENDED JANUARY 31, 2001

     8. During the second quarter of fiscal year 2001, the Company reversed $3.0 million in special charges related to the July 1999 decision to exit the mainframe and professional services businesses at the Company's Litton Enterprise Solutions, Inc. subsidiary which was subsequently sold in December 1999. This reversal reflected a favorable resolution with respect to state use tax on certain software under lease. This adjustment, along with cash payments, reduced the accrual for software and hardware lease termination costs to $37.7 million at January 31, 2001 compared with $43.7 million at July 31, 2000.

     9. Effective August 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires that all derivatives, including foreign currency exchange contracts, be recognized as assets or liabilities in the consolidated balance sheet and measured at fair value. The Company enters into forward contracts primarily to hedge certain sales and purchase commitments denominated in foreign currencies to limit the effect of exchange rate fluctuations on its results of operations and cash flows. These forward contracts are designated as fair value hedges and are expected to be highly effective as the terms of the forward contracts are generally the same as the sales and purchase commitments. Any gains or losses resulting from changes in fair value would be recognized in income with an offsetting adjustment to income for changes in the fair value of the hedged item. The forward contracts generally have maturity dates of up to two years. The adoption of SFAS 133 did not result in a material impact to the Company's consolidated financial statements.

     On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the asset, liability, firm commitment, or forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective fair value hedges, the changes in the fair value of a derivative and the loss or gain on the hedged asset or liability relating to the risk being hedged are recorded currently in earnings. The notional amount of derivatives outstanding at January 31, 2001 was $31.8 million. An unrealized loss of $2.0 million on the forward contracts, and an offsetting unrealized gain of $2.0 million on the underlying hedged transactions, were recorded as a liability and asset, respectively, in the consolidated financial statements as of January 31, 2001.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On December 21, 2000, the Company signed a definitive merger agreement with Northrop Grumman under which Northrop Grumman would commence a tender offer to acquire for cash all of the outstanding stock of Litton for $80 per Common share and $35 per Series B Preferred share. Litton Common shares not acquired in the tender offer would be converted into $80 cash per share in a subsequent merger. The terms of the merger agreement were subsequently amended on January 23, 2001 to restructure the offer for all Litton Common shares. As amended, the agreement provides to Litton Common stockholders who tender their shares the right to elect to receive $80 per share in cash, the equivalent of $80.25 in common stock of NNG, Inc. (a new holding company for Northrop Grumman), subject to proration, or the equivalent of $80 in liquidation value of a new class of NNG, Inc. preferred stock, subject to proration, in exchange for their Litton Common stock. The offer for Litton's Series B Preferred stock remains at $35 per share in cash. If the exchange offer is successfully completed, there will be a second-step merger in which all remaining Litton Common shares will be acquired for $80 per share in cash and all remaining Series B Preferred shares will remain outstanding.

     As a result of the Northrop Grumman agreement, the Company abandoned its previously announced plan to dispose of the Advanced Electronics segment. Accordingly, the Company filed a report on Form 8-K dated January 30, 2001 to revise its financial statements for the first quarter ended October 31, 2000 to reclassify the Advanced Electronics segment from discontinued operations to continuing operations.

RESULTS OF OPERATIONS

     The Company reported revenues of $1.34 billion and $2.76 billion for the second quarter and six months ended January 31, 2001, compared with $1.35 billion and $2.72 billion, respectively, for the prior year's periods. Segment operating profit was $131.1 million and $244.8 million for the second quarter and six months ended January 31, 2001 and $106.8 million and $238.5 million, respectively, for the corresponding fiscal year 2000 periods. Net earnings for the second quarter were $49.7 million, compared with $36.8 million for the comparable period of the prior year. Net earnings for the first six months of the current year were $94.5 million, compared with the prior year amount of $89.6 million before the cumulative effect of a change in accounting principle, $2.8 million after-tax, resulting from the adoption of Statement of Position 97-3 in the first quarter of fiscal year 2000.

     In the fourth quarter of fiscal year 2000, the Company transferred its Integrated Systems division (formerly known as the Data Systems division) from the Information Systems segment to the Advanced Electronics segment. Accordingly, the information for the second quarter and six months of fiscal year 2000 has been restated to reflect this change.

ADVANCED ELECTRONICS

     The Advanced Electronics segment reported revenues of $360.0 million and $699.4 million for the second quarter and six months of fiscal year 2001, compared with $377.4 million and $756.0 million for the corresponding periods of the prior fiscal year. Operating profit for the second quarter and six months of fiscal year 2001 was $49.6 million and $66.0 million compared with a loss of $16.0 million and a profit of $12.9 million for the second quarter and six months of fiscal year 2000, respectively. Operating profit for the second quarter of fiscal year 2001 included the effects of successful customer negotiations to redefine the scope and price of the CG 47 Ships Automated Electronics and SH-2G Helicopter Integrated Avionics programs. Additionally, the Company successfully negotiated a licensing agreement for the prior and future uses of patented fiber optic amplifier technology under its technology licensing program. The net impact of the CG 47 negotiations and the technology licensing agreement resulted in a favorable adjustment to operating profit of approximately $28 million, partially offset by a $7.5 million provision for the change in scope on the SH-2G program. Operating profit for the second quarter and six months of fiscal 2000 included cost growth provisions totaling $34.0 million for the previously mentioned CG 47 and SH-2G development programs. Backlog for the Advanced Electronics segment increased to $1.46 billion at January 31, 2001 from $1.39 billion at July 31, 2000.

INFORMATION SYSTEMS

     The Information Systems segment reported revenues of $329.6 million and $670.6 million for the second quarter and six months of the current year, compared with $337.3 million and $706.2 million for the same periods of the prior fiscal year. The decrease in revenues was due primarily to the sale of three non-core businesses during fiscal year 2000, including the Litton Enterprise Solutions, Inc. subsidiary in the second quarter, and the completion of two long-term programs at the Company's PRC Inc. subsidiary in the first quarter of the current year. Operating profit for the segment, exclusive of special charges and gain on sale of business, amounted to $21.9 million and $41.1 million for the second quarter and six months of the current year, compared with $31.1 million and $51.1 million, respectively, for the corresponding periods of the prior year. Operating profit for the second quarter of fiscal 2000 benefited from the reversal of $12.5 million in contract losses no longer required as a result of the sale of LES. The sale of LES also resulted in a $7.6 million gain and a special charge of $6.3 million primarily representing additional noncancelable software and hardware lease obligations. As discussed in Note 8 of Notes to Consolidated Financial Statements, the Company reversed $3.0 million of the special charge accrual for software termination costs in the second quarter of fiscal 2001 following a favorable resolution of a certain software use tax issue. Firm backlog at January 31, 2001 for the Information Systems segment increased to $945.1 million from $777.5 million at July 31, 2000. This increase was primarily due to a contract awarded by the U.S. government to provide systems engineering and technical assistance for communications related systems. The segment reported unfunded backlog with potential contract values of $2.4 billion at January 31, 2001 compared with $2.1 billion at July 31, 2000.

SHIP SYSTEMS

     The Ship Systems segment reported revenues and operating profit of $473.6 million and $23.5 million for the second quarter of fiscal year 2001, compared with $484.7 million and $63.7 million for the second quarter of the prior fiscal year. The respective amounts for the six months of fiscal year 2001 were $1.0 billion and $69.0 million, compared with $957.1 million and $122.3 million for the first six months of fiscal year 2000. Operating profit and margin for the second quarter of the current year were negatively impacted by $34 million of additional cost growth on the double-hulled Polar Tanker program at the Company's Avondale Industries, Inc. subsidiary ("Avondale"). The Company has completed an extensive program review and believes that the product design and testing, production processes and personnel are in place to reduce future performance risk. Subsequent to the end of the second quarter, the customer exercised an option for a fifth crude oil carrier and the first of the five tankers under contract is scheduled for delivery during the third quarter. Additional long-term contracts under construction at Avondale include three Sealift support ships and three LPD17 Class amphibious assault ships for the U.S. Navy. Avondale delivered the fourth of seven Sealift support ships, the USS Mendonca, in the second quarter of fiscal year 2001. Current construction activities at the Ingalls Shipbuilding, Inc. subsidiary ("Ingalls") include five Aegis destroyers and the seventh LHD class amphibious assault ship for the U.S. Navy and two passenger cruise ships for a commercial customer. The slight increase in revenues for this segment for the first six months of the current fiscal year compared to the first six months of the previous fiscal year was primarily a result of the Aegis destroyers under construction moving into more advanced stages of production. During the second quarter, the U.S. Navy awarded Ingalls a contract valued at approximately $338 million to build an additional Aegis destroyer. Of the 24 guided-missile destroyers ordered from Litton, 14 have been delivered including one ship shortly after the close of the quarter. The Company also expects to deliver LHD 7 to the U.S. Navy during the third quarter. Ship Systems backlog was $5.5 billion at the end of the second quarter versus $5.8 billion at the end of fiscal year 2000.

ELECTRONIC COMPONENTS AND MATERIALS

     Revenues and operating profit for the Electronic Components and Materials segment were $189.8 million and $33.1 million for the second quarter of the current fiscal year, compared with $162.2 million and $26.5 million, respectively, for the same period of the prior year. Revenues and operating profit for the first six months of fiscal year 2001 were $391.3 million and $65.8 million, compared with $323.6 million and $50.9 million for the first six months of fiscal year 2000. The improved results reflected demand from the telecommunications, internet, data storage and network infrastructure markets. However, for the immediate future, the Company anticipates a temporary slowdown in orders from its telecommunications and computer network systems customers. The Company believes that the outlook for long-term growth opportunities in commercial electronics, including advanced technology products and systems, remains favorable. Consequently, the Company has continued to increase capital spending on new product development and production capacity expansion.

PENSION INCOME

     Operating results for the second quarter and six months ended January 31, 2001 included $28.8 million and $57.6 million in pre-tax periodic non-cash pension income under the Company's defined benefit plans. The comparable amounts for the fiscal year 2000 periods were $21.3 million and $42.9 million, respectively. These amounts, when combined with the costs of the Company's other benefit plans, resulted in approximately $13.0 million and $25.9 million pre-tax income in the second quarter and first six months of fiscal year 2001 compared with $3.2 million and $9.2 million pre-tax income for the prior year's periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and marketable securities amounted to $73.6 million at January 31, 2001, an increase from the $32.1 million at July 31, 2000. Cash flow provided by operations was $20.3 million in the first six months of the current fiscal year compared to a use of $16.2 million for the first six months of last fiscal year. The improvement primarily reflected lower working capital requirements. Capital expenditures were higher in the current year due mainly to investments made by the Ship Systems segment to improve productivity and by the Electronic Components and Materials segment to expand capacity and for new product development. Net cash used for investing activities in the prior year also included the acquisition of Avondale on August 2, 1999, for which the Company issued $400 million of 8% senior notes due 2009 and short-term borrowings. Short-term debt increased by approximately $80 million during the first six months of the current fiscal year while debt-to-total capital remained unchanged from fiscal year-end 2000 at 48%. Management believes that cash flow from operations, along with available borrowing capacity, will be sufficient to meet anticipated operating needs and to fund capital spending programs. At January 31, 2001, the Company had unused credit commitments of $750 million under two revolving credit agreements with various banks which serve as back-up facilities for its commercial paper program.

     Net interest expense for the second quarter and six months ended January 31, 2001 amounted to $27.5 million and $51.7 million, compared with $29.3 million and $54.9 million for the prior year's periods, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2000 for a discussion of its exposure to market risks. There has been no significant change during the six months ended January 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litton brought suit against Honeywell, Inc. ("Honeywell") for patent infringement relating to the manufacture of ring laser gyro navigation systems used in commercial aircraft. In August 1993, the jury rendered a verdict in favor of Litton which the District Court rejected in January 1995. In July 1996, the Federal Circuit Court of Appeals reversed the District Court's decision and reinstated parts of the jury's verdict related to liability in favor of Litton and ordered a new trial on the amount of damages. In March 1997, the U.S. Supreme Court vacated the Court of Appeals' ruling and remanded the case to the Court of Appeals for further consideration. On April 7, 1998, the Court of Appeals reinstated its finding that the patent was valid, however, it remanded the case back to the District Court for determination on both liability and damages. In July 1999, the District Court heard motions for summary judgment filed on behalf of Litton and Honeywell. On September 23, 1999, the U.S. District Court granted Honeywell's motions rejecting the patent and state law claims. On February 28, 2000, the Company appealed the District Court's ruling to the Federal Circuit Court of Appeals. On February 5, 2001, the Court of Appeals reversed the District Court's dismissal of the state tort claims and ordered further proceedings in accordance with state law. The Court of Appeals also upheld the trial court's finding that the Company's patent claims should be dismissed. Honeywell has filed a request for rehearing.

     Litton also brought suit against Honeywell for illegal monopolization of the market for inertial reference systems for large commercial air transport, commuter and business aircraft. In February 1996, a jury rendered a verdict in favor of Litton. The District Court upheld the jury's verdict on liability, but declined to enter the jury's damage award on the basis that Litton's damages study did not disaggregate damages among legal and illegal conduct. A new trial limited to the amount of damages resulted in a jury verdict on December 9, 1998, of $250 million in favor of Litton. On January 27, 1999, U.S. District Court Judge Mariana R. Pfaelzer entered a final judgment against Honeywell for $250 million which, by law, is trebled to $750 million, plus post-judgment interest from the date of entry of judgment, costs and attorney fees. On May 20, 1999, the court heard Honeywell's post trial motions. On September 23, 1999, the court denied Honeywell's motions as they related to Litton Systems, Inc. but granted a motion regarding Litton Systems Canada, holding it did not have standing or jurisdiction to bring its claims in the United States. As a result of that ruling, the judgment against Honeywell was reduced to $660 million plus interest, attorney fees and costs. Both Honeywell and Litton have appealed the judge's decision to the Ninth Circuit Court of Appeals. A hearing before the Appellate Court was held on March 5, 2001 and the Company is awaiting the Court of Appeal's decision.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Registrant's 2000 Annual Meeting of Stockholders was held on December 8, 2000 in Marina del Rey, California.

     Proxies for the meeting were solicited on behalf of the Board of Directors of the Company. There was no solicitation in opposition to the Board of Directors' nominees for election of directors as listed in the Company's definitive Proxy Statement dated October 20, 2000. All of the nominees were elected as follows:

                          NOMINEE                                FOR        WITHHELD
                          -------                             ----------    ---------
Alton J. Brann..............................................  38,170,446    2,389,586
Michael R. Brown............................................  38,094,636    2,465,396
Joseph T. Casey.............................................  38,181,908    2,378,124
Carol B. Hallett............................................  38,177,540    2,382,492
Orion L. Hoch...............................................  38,178,638    2,381,394
David E. Jeremiah...........................................  38,179,434    2,380,598
John M. Leonis..............................................  38,180,273    2,379,759
William P. Sommers..........................................  38,179,660    2,380,372
Ronald D. Sugar.............................................  38,184,802    2,375,230
C.B. Thornton, Jr...........................................  38,182,472    2,377,560
James R. Wilson.............................................  38,187,265    2,372,767

     In addition to electing directors, the stockholders voted to ratify the appointment of Deloitte & Touche LLP as independent auditors by the following votes: 40,464,614 shares "for", 51,149 shares "against", and 44,269 shares "abstained"; and approve the Litton Industries, Inc. 2000 Long-Term Stock Incentive Plan by the following votes: 33,092,024 shares "for", 3,760,564 shares "against", 122,649 shares "abstained" and 3,584,795 shares of "broker non-votes."

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: none

     (b) Reports on Form 8-K:

          In a report filed on Form 8-K dated January 30, 2001, the Company revised its first quarter fiscal year 2001 financial statements to reclassify the Advanced Electronics segment from discontinued operations to continuing operations. This resulted from a definitive merger agreement with Northrop Grumman under which Northrop Grumman will commence a tender offer to acquire all of the outstanding Common stock and Series B Preferred stock of Litton and accordingly, the Company abandoned its plan to dispose of the Advanced Electronics segment.

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

March 6, 2001